Form 10-Q
period 2025-09-30
Caris Life Sciences, Inc.
filed 2025-11-05
CIK 2019410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2025, the registrant had 282,146,923 shares of common stock, par value $0.001 par per share, outstanding.

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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
CARIS LIFE SCIENCES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)	As of September 30,	As of December 31,
	2025	2024

Assets
Current assets:
Cash, cash equivalents, and restricted cash	$754,739	$65,442
Short-term marketable securities	2,272	2,201
Accounts receivable	26,697	88,244
Supplies	49,303	39,572
Prepaid expenses and other current assets	21,234	20,270
Total current assets	854,245	215,729
Property and equipment, net	63,997	67,817
Goodwill	19,344	19,344
Other assets	46,985	40,844
Total assets	$984,571	$343,734
Liabilities, Redeemable Convertible Preferred Stock, and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$28,999	$27,791
Accrued expenses and other current liabilities	56,867	77,542
Current portion of indebtedness	164	60,090
Total current liabilities	86,030	165,423
Long-term indebtedness, net of debt discounts	376,296	319,438
Warrant liabilities	—	91,642
Other long-term liabilities	43,881	44,418
Total liabilities	506,207	620,921
Commitments and contingencies (see note 9)
Redeemable convertible preferred stock:
Series A preferred stock, par value $0.001: no and 490,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no and 485,795,293 shares issued and outstanding as of September 30, 2025 and December 31, 2024; and $296,335 aggregate liquidation preference as of December 31, 2024	—	709,261
Series B preferred stock, par value $0.001: no and 30,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no and 29,629,630 shares issued and outstanding as of September 30, 2025 and December 31, 2024; and $16,000 aggregate liquidation preference as of December 31, 2024	—	42,963
Series C preferred stock, par value $0.001: no and 142,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no and 116,200,835 shares issued and outstanding as of September 30, 2025 and December 31, 2024; and $408,715 aggregate liquidation preference as of December 31, 2024	—	408,715
Series D preferred stock, par value $0.001: no and 102,600,000 shares authorized as of September 30, 2025 and December 31, 2024; no and 102,516,283 shares issued and outstanding as of September 30, 2025 and December 31, 2024; and $1,060,712 aggregate liquidation preference as of December 31, 2024	—	1,060,712
Redeemable convertible preferred stock	—	2,221,651
Shareholders' equity (deficit):
Preferred stock, $0.001 par value per share; 100,000,000 and no shares authorized as of September 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock $0.001 par value; 2,800,000,000 and 1,150,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 283,723,897 and 36,686,819 shares issued as of September 30, 2025 and December 31, 2024, respectively; 282,103,259 and 36,504,319 shares outstanding as of September 30, 2025 and December 31, 2024, respectively; shares issued and outstanding include 23,446 and 662,000 unvested shares subject to repurchase as of September 30, 2025 and December 31, 2024, respectively	283	38
Treasury stock at cost, 1,620,638 and 182,500 shares of common stock as of September 30, 2025 and December 31, 2024, respectively	(16,917)	(330)
Additional paid-in capital	3,124,943	—
Related party promissory note receivable (see note 7)	—	(26,456)
Accumulated deficit	(2,630,693)	(2,472,300)
Accumulated other comprehensive income	748	210
Total shareholders' equity (deficit)	478,364	(2,498,838)
Total liabilities, redeemable convertible preferred stock, and shareholders' equity (deficit)	$984,571	$343,734
The accompanying notes are an integral part of these condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(amounts in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue:
Molecular profiling services	$207,587	$93,803	$484,593	$254,692
Pharma research and development services	9,246	7,817	34,554	27,653
Total revenue	216,833	101,620	519,147	282,345
Costs and operating expenses:
Cost of Services - Molecular profiling services	66,980	54,810	193,195	167,134
Cost of Services - Pharma research and development services	2,347	2,398	7,698	7,130
Selling and marketing expense	41,267	36,758	123,355	115,077
General and administrative expense (see note 10)	51,973	40,852	168,458	126,273
Research and development expense	21,624	27,644	69,739	86,807
Total costs and operating expenses	184,191	162,462	562,445	502,421
Income (Loss) from operations	32,642	(60,842)	(43,298)	(220,076)
Other expense, net:
Interest income	7,360	1,744	9,482	6,152
Interest expense	(13,507)	(13,799)	(45,497)	(36,763)
Changes in fair value of financial instruments	(2,081)	5,131	(52,285)	6,067
Other income (expense), net	(89)	37	(18,447)	(323)
Total other expense, net	(8,317)	(6,887)	(106,747)	(24,867)
Income (Loss) before income taxes and provision for income taxes	24,325	(67,729)	(150,045)	(244,943)
Provision for income taxes	—	—	—	—
Net income (loss)	24,325	(67,729)	(150,045)	(244,943)
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	—	—	—	7
Foreign currency translation adjustments	79	(120)	538	(20)
Comprehensive income (loss)	24,404	(67,849)	(149,507)	(244,956)

Net income (loss) attributable to common shareholders:
Net income (loss)	24,325	(67,729)	(150,045)	(244,943)
Deemed dividend from Series D redeemable convertible preferred stock (see note 6)	—	—	(384,436)	—
Adjustments of redeemable convertible preferred stock to redemption value	—	(24,661)	(85,433)	(71,368)
Net income (loss) attributable to common shareholders	$24,325	$(92,390)	$(619,914)	$(316,311)

Net income (loss) per share attributable to common shareholders:
Basic	$0.09	$(2.59)	$(4.83)	$(8.92)
Diluted	$0.08	$(2.59)	$(4.83)	$(8.92)

Weighted-average shares used in computing net income (loss) per share attributable to common shareholders:
Basic	282,099,073	35,643,589	128,447,673	35,442,927
Diluted	297,211,838	35,643,589	128,447,673	35,442,927
The accompanying notes are an integral part of these condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Three Months Ended September 30, 2025
	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Related Party Promissory Note Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balances at June 30, 2025	—	$—	281,090,538	$282	1,620,638	$(16,917)	$3,123,888	$—	$(2,655,018)	$669	$452,904
Issuance of Series E Preferred Stock, net of issuance costs	—	(276)	—	—	—	—	—	—	—	—	—
Issuance of Series F Preferred Stock, net of issuance costs	—	(104)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	13,655	—	—	—	13,655
Issuance of common stock upon exercise of stock options	—	—	600,133	1	—	—	1,152	—	—	—	1,153
Shares withheld for taxes related to net exercise of options	—	—	(220,273)	—	—	—	(16,152)	—	—	—	(16,152)
Vesting of shares from early exercised stock options	—	—	—	—	—	—	327	—	—	—	327
RSU's vested upon IPO, settled in August 2025	—	—	1,048,250	—	—	—	—	—	—	—	—
Shares withheld for taxes related to settled RSUs	—	—	(415,389)	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	—	380	—	—	—	—	(380)	—	—	—	(380)
Net exercise of the 2025 Warrants in connection with initial public offering	—	—	—	—	—	—	(573)	—	—	—	(573)
Conversion of the 2025 Convertible Note	—	—	—	—	—	—	3,034	—	—	—	3,034
Other comprehensive income	—	—	—	—	—	—	(8)	—	—	79	71
Net loss	—	—	—	—	—	—	—	—	24,325	—	24,325
Balances at September 30, 2025	—	$—	282,103,259	$283	1,620,638	$(16,917)	$3,124,943	$—	$(2,630,693)	$748	$478,364

	Three Months Ended September 30, 2024
	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Related Party Promissory Note Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Deficit
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balances at June 30, 2024	734,142,041	$2,171,991	35,418,384	$38	182,500	$(330)	$—	$(26,073)	$(2,333,550)	$325	$(2,359,590)
Stock-based compensation	—	—	—	—	—	—	4,723	—	—	—	4,723
Issuance of common stock upon exercise of stock options	—	—	91,435	—	—	—	657	—	—	—	657
Interest income from related party promissory notes	—	—	—	—	—	—	—	(189)	—	—	(189)
Vesting of shares from early exercised stock options	—	—	306,000	—	—	—	4,956	—	—	—	4,956
Adjustment of preferred stock to redemption value	—	24,661	—	—	—	—	(10,336)	—	(14,325)	—	(24,661)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(120)	(120)
Net loss	—	—	—	—	—	—	—	—	(67,729)	—	(67,729)
Balances at September 30, 2024	734,142,041	$2,196,652	35,815,819	$38	182,500	$(330)	$—	$(26,262)	$(2,415,604)	$205	$(2,441,953)

	Nine Months Ended September 30, 2025
	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Related Party Promissory Note Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity (Deficit)
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2024	734,142,041	$2,221,651	35,842,319	$38	182,500	$(330)	$—	$(26,456)	$(2,472,299)	$210	$(2,498,837)
Issuance of Series E Preferred Stock, net of issuance costs	12,345,674	57,217	—	—	—	—	—	—	—	—	—
Issuance of Series F Preferred Stock, net of issuance costs	4,657,401	21,617	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	56,639	—	—	—	56,639
Issuance of common stock upon exercise of stock options	—	—	1,948,254	1	—	—	3,775	—	—	—	3,776
Shares withheld for taxes related to net exercise of options	—	—	(355,232)	—	—	—	(18,218)	—	—	—	(18,218)
Vesting of shares from early exercised stock options	—	—	—	—	—	—	327	—	—	—	327
RSU's vested upon IPO, settled in August 2025	—	—	1,048,250	—	—	—	—	—	—	—	—
Shares withheld for taxes related to settled RSUs	—	—	(415,389)	—	—	—	—	—	—	—	—
Interest income from related party promissory notes	—	—	—	—	—	—	—	(128)	—	—	(128)
Payment of related party promissory notes	—	—	—	—	—	—	—	26,584	—	—	26,584
Repurchases of common stock	—	—	(1,438,138)	—	1,438,138	(16,587)	—	—	—	—	(16,587)
Adjustment of preferred stock to redemption value	—	85,433	—	—	—	—	(77,084)	—	(8,349)	—	(85,433)
Conversion of preferred stock to common stock, including the derecognition of associated embedded derivatives of $60,086	(751,145,116)	(2,385,918)	211,378,638	211	—	—	2,445,793	—	—	—	2,446,004
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	27,058,823	27	—	—	519,425	—	—	—	519,452
Net exercise of the 2018 and 2020 Warrants in connection with initial public offering	—	—	4,174,907	4	—	—	131,742	—	—	—	131,746
Net exercise of the 2025 Warrants in connection with initial public offering	—	—	784,231	—	—	—	15,926	—	—	—	15,926
Conversion of the 2025 Convertible Note, including the derecognition of associated embedded derivatives of $13,082	—	—	2,076,596	2	—	—	46,640	—	—	—	46,642
Other comprehensive income	—	—	—	—	—	—	(22)	—	—	538	516
Net loss	—	—	—	—	—	—	—	—	(150,045)	—	(150,045)
Balances at September 30, 2025	—	$—	282,103,259	$283	1,620,638	$(16,917)	$3,124,943	$—	$(2,630,693)	$748	$478,364

	Nine Months Ended September 30, 2024
	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Related Party Promissory Note Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Deficit
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2023	734,142,041	$2,125,284	35,297,278	$38	182,500	$(330)	$—	$(25,701)	$(2,119,175)	$218	$(2,144,950)
Stock-based compensation	—	—	—	—	—	—	13,666	—	—	—	13,666
Issuance of common stock upon exercise of stock options	—	—	212,541	—	—	—	1,260	—	—	—	1,260
Interest income from related party promissory notes	—	—	—	—	—	—	—	(561)	—	—	(561)
Vesting of shares from early exercised stock options	—	—	306,000	—	—	—	4,956	—	—	—	4,956
Adjustment of preferred stock to redemption value	—	71,368	—	—	—	—	(19,882)	—	(51,486)	—	(71,368)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(13)	(13)
Net loss	—	—	—	—	—	—	—	—	(244,943)	—	(244,943)
Balances at September 30, 2024	734,142,041	$2,196,652	35,815,819	$38	182,500	$(330)	$—	$(26,262)	$(2,415,604)	$205	$(2,441,953)
The accompanying notes are an integral part of these condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities
Net loss	$(150,045)	$(244,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,324	39,847
Stock-based compensation expense	56,639	13,666
Non-cash operating lease expense	4,323	4,224
Amortization of debt discounts	12,163	5,148
Changes in fair value of financial instruments	52,284	(6,068)
Loss on debt extinguishment	17,930	—
Other	788	3,947
Changes in operating assets and liabilities:
Accounts receivable	61,232	(15,009)
Supplies	(11,144)	4,211
Prepaid expenses and other current assets	(4,805)	(2,176)
Other assets	(326)	(158)
Accounts payable	(1,196)	5,054
Accrued expenses and other liabilities	(17,792)	(14,021)
Net cash provided by (used in) operating activities	38,375	(206,278)

Cash flows from investing activities
Maturities of marketable securities	—	61,376
Purchases of property and equipment	(11,170)	(6,154)
Net cash provided by (used in) investing activities	(11,170)	55,222

Cash flows from financing activities
Payments made on finance lease obligations	(67)	(136)
Proceeds from exercise of stock options	3,775	1,258
Payment of taxes withheld from net settlement of exercised options and vested RSUs	(18,218)	—
Payment of deferred offering costs	(7,710)	(1,034)
Proceeds from the 2023 term loan, net of issuance costs	—	199,978
Purchase of treasury stock	(22)	—
Issuance of Series E Preferred Stock, net of issuance costs	87,637	—
Issuance of Series F Preferred Stock, net of issuance costs	33,601	—
Issuance of the 2025 Convertible Notes, net of issuance costs	27,865	—
Issuance of the 2025 Warrants	10,270	—
Payments of 2023 term loan amendment fee	(4,000)	—
Proceeds from initial public offering, net of underwriting discounts and commissions	528,459	—
Net cash provided by financing activities	661,590	200,066

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	159	(3)
Net increase in cash, cash equivalents, and restricted cash	688,954	49,007

Cash, cash equivalents, and restricted cash at beginning of period	68,028	60,007
Cash, cash equivalents, and restricted cash at end of period	$756,982	$109,014
The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of the Business
Caris Life Sciences, Inc. (the “Company” or “Caris”) is a patient-centric, next-generation artificial intelligence (“AI”) TechBio company and precision medicine pioneer. The Company commercializes and develops innovative solutions to transform healthcare through the use of comprehensive molecular information, AI, and machine learning (“ML”) algorithms.
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
Unaudited Interim Consolidated Financial Information
The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2025, its results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date and should be read in conjunction with the audited annual consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from these unaudited condensed consolidated financial statements.
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
An amended and restated certificate of formation, which authorized 2,800,000,000 shares of common stock and 100,000,000 shares of preferred stock, became effective on June 20, 2025 in connection with the closing of the Company’s initial public offering (“IPO”). As of September 30, 2025, no shares of preferred stock are outstanding.
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
In connection with the IPO, the Company recognized $19.5 million of stock-based compensation expense due to vesting of previously-granted restricted stock units. The vesting of such restricted stock units was contingent upon the Company completing either an IPO of its common stock or through a change of control. The vested restricted stock units were settled in August 2025. Refer to Note 7 for additional information.
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
Revenue Recognition
The Company recognizes revenue under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when control of goods and services are transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period the Company delivers goods or provides services, or when the right to consideration is unconditional. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. As of September 30, 2025 and December 31, 2024, the unbilled receivable balance was $9.9 million and $4.6 million, respectively, which is included in accounts receivable on the condensed consolidated balance sheets.

The Company recognizes contract liabilities primarily related to payments received in advance of satisfaction of performance obligations from contracts with customers. Contract liabilities are relieved as the Company fulfills its obligations under the contract and revenue is recognized. As of September 30, 2025 and December 31, 2024, the contract liability balance was $2.8 million and $7.5 million, respectively, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
The following table shows the changes in the contract liabilities during the period:

(amounts in thousands)
Balance at December 31, 2024	$7,470
Increase in contract liabilities	7,903
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(7,093)
Revenue recognized from performance obligations satisfied within the same period	(5,489)
Balance at September 30, 2025	$2,791
The amount of revenue recognized during the nine months ended September 30, 2024 pertaining to amounts deferred as of December 31, 2023 was $5.2 million.
Transaction Price Allocated to Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes contract liabilities and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. The Company has elected not to disclose information regarding the transaction price allocated to the remaining performance obligations for which the original expected duration of the contract is one year or less. The amount of transaction price allocated to the remaining performance obligations for contracts with original expected duration over one year as of September 30, 2025 was $9.1 million. The Company expects to recognize the amount within twelve months from the respective balance sheet dates.
Additionally, for the three months ended September 30, 2025 and 2024, the Company recorded $38.3 million and $6.8 million, respectively, of adjustments to revenue related to services delivered in prior periods, which is based on variability that was subsequently resolved. For the nine months ended September 30, 2025 and 2024, the Company recorded $23.4 million and $2.9 million, respectively, of adjustments to revenue related to services delivered in prior periods, which is based on variability that was subsequently resolved.
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
As a practical expedient, the Company recognizes the incremental costs of obtaining contracts, such as sales commissions, as expenses when incurred, if the amortization period of the asset that the Company otherwise would have recognized for the capitalized costs is one year or less. Sales commissions are recorded within selling and marketing expense on the condensed consolidated statements of operations and comprehensive loss. The Company did not capitalize any sales commissions or contract fulfillment costs as of September 30, 2025 and December 31, 2024.
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

The Company’s collaboration and licensing agreements are within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”) and ASC 606 because the counterparty to these agreements meets the definition of a customer. As such, the Company recognizes revenue earned from the licenses of molecular data granted to the Company’s collaborative partners in accordance with ASC 606. Each license of molecular data granted by the Company to a collaborative partner represents a distinct performance obligation in the contract. The transaction price for a given arrangement is entirely variable and depends on the SOWs executed by the counterparty with end users. The amount of revenue allocated to each license is equal to the amount of revenue to which the Company expects to be entitled. The Company recognizes revenue at the point in time that it delivers the molecular data to the third-party collaborative partner. For the three months ended September 30, 2025 and 2024, the Company recognized collaboration revenue of $— million and $2.5 million, respectively, and $6.9 million and $9.1 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in revenue from pharma research and development services on the condensed consolidated statements of operations and comprehensive loss.
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
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash primarily with domestic financial institutions of high credit quality, with balances that exceed amounts insured by the Federal Deposit Insurance Corporation as of September 30, 2025 and December 31, 2024, respectively.
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
For the three and nine months ended September 30, 2025 and 2024, the Company's revenues were primarily derived from the sale of Caris molecular profiling services. As discussed above, payment terms of the services are a function of a patient’s existing insurance benefits and applicable reimbursement contracts established between the Company and payers. Revenue associated with each payer, including its affiliated entities, as a percentage of the Company’s total revenue for the respective period, and accounts receivable balance attributable to each payer, including its affiliated entities, as a percentage of the Company’s total accounts receivable balance at the respective condensed consolidated balance sheet date, are as follows:

	% Revenue for the three months ended September 30,		% Revenue for the nine months ended September 30,		% Accounts receivable as of
Major Payer	2025	2024	2025	2024	September 30, 2025	December 31, 2024

Payer 1	37.7%	35.6%	43.3%	35.8%	50.8%	16.1%
Payer 2	21.2%	17.3%	17.2%	14.9%	*	19.3%
Payer 3	12.9%	*	10.9%	*	*	*
*Represents major payers below 10.0%.
Accounts Receivable
Accounts receivable includes billed and unbilled receivables, net of an allowance for expected credit losses. Accounts receivable primarily represent receivables from biopharmaceutical customers and third-party payers. Accounts receivable for pharmaceutical services are established based on the amounts outstanding per the contractual arrangements with biopharmaceutical customers. The Company applies the current expected credit loss standard in ASC Subtopic 326-20, Financial Instruments—Credit Losses (“ASC 326-20”) and reserves a portion of the accounts receivable based on assessment of the collectability of customer accounts at the time of revenue recognition. The Company regularly reviews the reserve by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.
Receivables deemed to be uncollectible are written-off against the allowance for credit losses at the time such receivables are deemed to be uncollectible under a specific identification or estimated method. Recoveries of accounts receivable previously written off are recorded when received. As of September 30, 2025 and December 31, 2024, the Company had an immaterial allowance for credit losses related to its accounts receivable.
Supplies
Supplies consist primarily of laboratory items and reagents used by the Company in providing services. All supplies are raw materials and are stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company periodically reviews its supplies for excess or obsolescence and writes down obsolete or otherwise unmarketable supplies to their estimated net realizable value. As of September 30, 2025 and December 31, 2024, the amount of write downs associated with the Company’s supplies was immaterial.
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
As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value based on the short-term nature of these items. There were no transfers between Levels 1, 2 or 3 for the periods ended September 30, 2025 and December 31, 2024.
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	As of September 30, 2025
	Fair Value	Level 1	Level 2	Level 3

Financial assets	(amounts in thousands)
Short-term marketable securities	$2,272	$2,272	$—	$—

	As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3

Financial assets	(amounts in thousands)
Short-term marketable securities	$2,201	$2,201	$—	$—

Financial liabilities
Warrant liability	$91,642	$—	$—	$91,642
Derivative liability	$6,058	$—	$—	$6,058
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
Debt - 2023 Term Loan
As of September 30, 2025, the estimated fair value of the 2023 Term Loan, was $380.7 million, compared to a carrying value of $375.9 million. As of December 31, 2024, the estimated fair value of the 2023 Term Loan, excluding the bifurcated embedded derivative, was $380.9 million, compared to a carrying value of $373.1 million. The Company estimated the fair value of the 2023 Term Loan as of September 30, 2025 based on a discounted cash flow analysis, and an income approach, which represented the use of Level 3 inputs in the fair value hierarchy.
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
There were no impairment losses for the three and nine months ended September 30, 2025 and 2024.
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
Advertising
The Company expenses advertising costs as incurred. The Company incurred advertising costs of $0.3 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.
Self-Insurance
The Company offers medical insurance coverage to eligible employees under a self-insured program managed by a third-party administrator, leveraging stop-loss insurance policies to mitigate risk. The Company records an estimate of its liability for medical claims, which includes the incurred claims amount plus an estimate of incurred, but not reported claims. Self-insurance liability of $2.2 million and $1.9 million as of September 30, 2025 and December 31, 2024, respectively, is included within accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Net Income (Loss) per Share Attributable to Common Shareholders
The Company calculates its basic and diluted net income (loss) per share attributable to common shareholders in conformity with the two-class method required for companies with participating securities. Each series of the Company’s redeemable convertible preferred stock is considered to be a participating security because the preferred shareholders have a right to receive dividends on a pari passu basis with the Company’s common shareholders. The two-class method determines net income (loss) per share for each class of common stock and participating security according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income (loss) available to common shareholders for the period to be allocated between common and participating securities based upon the respective rights of each to share in earnings as if all income (loss) for the period had been distributed. The participating securities are not required to participate in the losses of the Company, and therefore during periods of loss there is no allocation required under the two-class method between common and participating securities.
Income Taxes
The Company accounts for income taxes under the asset and liability method as set forth in ASC 740 “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
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
At September 30, 2025 and December 31, 2024, the Company has accumulated net operating loss carryforwards in both the U.S. and foreign jurisdictions, and no provision for income taxes is required. The Company's deferred tax assets are subject to a full valuation allowance.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement- Reporting Comprehensive Income-Expense disaggregation disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. This ASU requires disclosure of specified information about certain costs and expenses in the notes to financial statements. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU should be applied on a prospective basis. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our financial statements, and expect to adopt this ASU for the fiscal year beginning January 1, 2027.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software. This ASU removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40. This will require an entity to change how it starts capitalizing software costs, along with updating how entities evaluate the probable-to-complete recognition threshold. For all entities, the ASU is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments of this ASU can be applied using any of the following three approaches: prospective transition approach; modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption; and retrospective transition approach. We are currently evaluating the impact that this guidance will have, and expect to adopt this ASU for the year ending December 31, 2028.
Note 3. Condensed Consolidated Balance Sheet and Statement of Operations and Comprehensive Loss Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	As of September 30, 2025	As of December 31, 2024

	(amounts in thousands)
Prepaid expenses	$18,657	$13,562
Other current assets	2,577	6,708
Total prepaid expenses and other current assets	$21,234	$20,270
Property and Equipment, Net
Property and equipment, net consist of the following:

	As of September 30, 2025	As of December 31, 2024

	(amounts in thousands)
Computer equipment and software	$75,814	$73,312
Capitalized software	27,097	25,921
Laboratory equipment	108,476	103,795
Furniture and fixtures	8,305	9,110
Leasehold improvements/Leased buildings	63,502	63,039
Aircraft and leased equipment	21,255	21,249
Total property and equipment	304,449	296,426
Less: accumulated depreciation and amortization	(240,452)	(228,609)
Property and equipment, net	$63,997	$67,817
Total depreciation and amortization expense was $4.9 million and $10.5 million for the three months ended September 30, 2025 and 2024, respectively, and $18.3 million and $39.8 million for the nine months ended September 30, 2025 and 2024, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of September 30, 2025	As of December 31, 2024

	(amounts in thousands)
Trade accruals	$5,635	$7,131
Accrued payroll and employee medical	14,270	17,882
Accrued bonus	20,905	25,736
Current portion of early exercise stock option liability	327	4,957
Contract liability	2,791	7,470
Current portion of operating lease liabilities	6,450	6,080
Other accrued expenses	6,489	8,286
Total accrued expenses and other current liabilities	$56,867	$77,542

Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	As of September 30, 2025	As of December 31, 2024

	(amounts in thousands)
Long-term operating lease liabilities, net of current portion	$43,828	$38,651
Long-term portion of early exercise stock option liability	53	5,767
Total other long-term liabilities	$43,881	$44,418
Other Income (Expense), Net
Other income (expense), net, consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(amounts in thousands)
Loss on debt extinguishment	$—	$—	$(17,930)	$—
Other	(89)	37	(517)	(323)
Total other income (expense), net	$(89)	$37	$(18,447)	$(323)
Note 4. Restricted Cash
The Company entered into a lease agreement with KCP NNN II Leasehold 4, LLC on July 25, 2019 to lease 114,500 square feet of space in Irving, Texas. As part of the lease agreement, the Company delivered an unconditional, irrevocable letter of credit for $3.4 million from a nationally recognized bank. The Company obtained this letter of credit and placed $3.4 million in a security deposit account. As of September 30, 2025 and December 31, 2024, amounts outstanding are $2.1 million and $2.7 million, respectively, and are included within cash, cash equivalents, and restricted cash and other assets on the condensed consolidated balance sheets.
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

	Condensed consolidated balance sheet line item	As of September 30, 2025	As of December 31, 2024

		(amounts in thousands)
Cash and cash equivalents	Cash, cash equivalents, and restricted cash	$753,221	$63,950
Restricted cash - short-term	Cash, cash equivalents, and restricted cash	1,518	1,492
Restricted cash - long-term	Other assets	2,243	2,586
Total		$756,982	$68,028
Note 5. Income Taxes
The Company is subject to tax liabilities imposed by multiple jurisdictions. The Company determines our best estimate of the annual effective tax rate at each interim period using expected annual pre-tax earnings, statutory tax rates, and available tax planning opportunities. Certain significant or unusual items are separately recognized in the quarter in which they occur, which can cause variability in the effective tax rate from quarter to quarter. The Company recognizes interest and penalties related to uncertain tax positions, if any, as an income tax expense. The effective tax rate on income for the nine months ended September 30, 2025 and 2024 is shown in the table below. For the nine months ended September 30, 2025 and 2024, the tax rates differed from the U.S. federal statutory rate of 21.0% primarily due to the impact of net operating losses and valuation allowances.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(amounts in thousands)
Income (loss) before provision for income taxes	$24,325	$(67,729)	$(150,045)	$(244,943)
Provision for income taxes	—	—	—	—
Effective tax rate	—%	—%	—%	—%
The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of September 30, 2025, all loss years remain open to examination by the taxing authorities.
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
On July 4, 2025, H.R. 1, known as the One Big Beautiful Bill Act (the “OBBBA”), was signed into law. The OBBBA includes a broad range of tax reform provisions, including extending and modifying certain key provisions from the 2017 Tax Cuts & Jobs Act (both domestic and international). The Company is currently evaluating the potential impacts of the OBBBA on its consolidated financial statements.
Note 6. Redeemable Convertible Preferred Stock
As of September 30, 2025, there were no shares of redeemable convertible preferred stock outstanding.
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

Note 7. Shareholders’ Equity and Equity Compensation
Preferred Stock
In connection with the IPO, the Company's amended and restated certificate of formation became effective, which authorized the issuance of 100,000,000 shares of preferred stock with a par value of $0.001 per share. As of September 30, 2025, there were no shares of preferred stock issued and outstanding.
Common Stock
As of September 30, 2025 and December 31, 2024, 2,800,000,000 and 1,150,000,000 shares of common stock with a $0.001 par value were authorized, respectively. There were 282,103,259 and 35,842,319 shares outstanding at September 30, 2025 and December 31, 2024, respectively.
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
Treasury Stock
During the nine months ended September 30, 2025, the Company repurchased 1,438,138 shares of common stock for an amount of $16.6 million, mainly associated with previously early-exercised options. Refer to below under “Option Activity — Modifications to Stock Options” for further details. No common shares were repurchased during the year ended December 31, 2024. Repurchased common stock is shown on the condensed consolidated balance sheets and condensed consolidated statements of redeemable convertible preferred stock and shareholders' deficit as treasury stock. The Company had 1,620,638 and 182,500 shares of treasury stock as of September 30, 2025 and December 31, 2024, respectively. These shares have not been retired. The Company has not issued any shares of treasury stock as of September 30, 2025 and December 31, 2024.
2020 Incentive Plan
Pursuant to the 2020 Incentive Plan (the “2020 Plan”), the Company may grant awards of options, restricted awards, performance awards or share appreciation rights to employees, consultants, and directors of the Company. A total of 22,906,854 shares of common stock are reserved for issuance upon the exercise of all awards granted or available to be granted under the 2020 Plan as of September 30, 2025. In June 2025, in connection with the IPO and the adoption of the 2025 Plan (as defined below), the Company will not make any additional grants under the 2020 Plan. Any outstanding awards granted under the 2020 Plan remain subject to the terms of the 2020 Plan, and any shares underlying outstanding awards under the 2020 Plan that expire or are repurchased, forfeited, canceled, or withheld will become available for issuance under the 2025 Plan.
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
2025 Incentive Plan
Effective May 23, 2025, the Company’s Board of Directors adopted, and the shareholders approved, the 2025 Incentive Plan (the “2025 Plan”). The 2025 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), share appreciation rights, restricted awards, performance awards, and other awards. As of September 30, 2025, a total of 4,132,565 shares of common stock were reserved for issuance in settlement of awards granted under the 2025 Plan. The material terms of the 2025 Plan are substantially similar to the 2020 Plan, except with respect to the number of authorized shares, which initially equaled 15,125,002 shares, plus the number of shares that would return to the share reserve of the 2020 Plan following the pricing of the Company's initial public offering.
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
The initial enrollment and offering periods have not begun as of September 30, 2025.
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
The following tables summarize the Company's stock option activity during the nine months ended September 30, 2025:

	Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contract	Intrinsic
	Options	Per Share	Term	Value
			(in years)	(in thousands)
Total outstanding as of December 31, 2024:	21,770,225	$9.06	5.40	$226,117
Granted	3,085,295	18.79
Exercised	(1,287,294)	6.13
Forfeited or expired	(897,662)	13.49
Total outstanding as of September 30, 2025	22,670,564	$10.38	5.21	$450,463
Total exercisable as of September 30, 2025	16,656,509	$7.74	4.21	$374,980
Total vested or expected to vest as of September 30, 2025	21,841,290	$10.09	5.10	$440,333
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

The total intrinsic value of options exercised was $8.7 million and $1.1 million during the three months ended September 30, 2025 and 2024, respectively, and was $13.5 million and $2.6 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was approximately $58.6 million of total unrecognized stock-based compensation cost related to the unvested options under the Plan, which is expected to be recognized over a weighted-average period of 3.09 years.
Modification to stock options
On November 9, 2021 and February 23, 2022, the Company granted stock options to certain executives that are exercisable upon vesting for 331,250 shares and 2,000,000 shares of the Company’s common stock, respectively (the “Prior Stock Options”). The Prior Stock Options vested over five years. On August 11, 2022, the Company’s Compensation Committee approved a modification to the Prior Stock Options, which was communicated to holders of the Prior Stock Options on September 1, 2022. The modification reduced the exercise price to $16.20 and modified the vesting conditions such that 20.0% vest upon grant, while the remainder vest over the following four years. The total number of grantees affected by this modification was twelve. The modification was not mandatory, but rather could be elected by holders of the Prior Stock Options on an individual holder basis. If the holder elected to participate, the holder’s Prior Stock Options were immediately canceled, and the Company issued the holder an equivalent number of new stock options in exchange (the “New Stock Options”) which could be early exercised prior to vesting. All of the holders elected to participate in the modification and exchanged their Prior Stock Options for New Stock Options. In addition, as an alternative to paying cash, holders of the New Stock Options that elected to exercise their options were able to pay for the exercise price by executing a full recourse promissory note with the Company that is secured by the holder’s restricted shares that are issued upon early exercise. Five grantees elected to early exercise 1,530,000 options utilizing the promissory note.
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
Unvested stock received from early exercises of the New Stock Options are subject to a right of repurchase at the lesser of (i) original issuance price or (ii) then-current fair market value in the event of the employee's termination, either voluntary, or involuntary. The Company’s repurchase right with respect to these shares typically lapse over four years as the shares become vested. Early exercises of stock options are not deemed to be substantive exercises for accounting purposes and accordingly, consideration received for exercises of unvested stock options is initially recorded as a liability and subsequently reclassified into shareholders’ deficit as the related shares vest. As of September 30, 2025 and December 31, 2024, 23,446 and 662,000 shares from options exercised to date were subject to repurchase at a price of $16.20 per share. Of the amount subject to repurchase as of September 30, 2025 and December 31, 2024, $0.3 million and $5.0 million was recorded within other accrued expenses and current liabilities, respectively, and $0.1 million and $5.8 million was recorded within other long-term liabilities on the condensed consolidated balance sheets, respectively. In addition, as the early exercise was performed via issuance of a promissory note, a corresponding debt amount, plus related interest income was recorded as contra-equity. The total amount presented as contra-equity as of December 31,

2024 was $26.5 million, which includes interest income and the impact from exercises of both the vested portion of the New Stock Options and early exercises.
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
Vesting of the restricted stock units granted prior to the IPO was generally contingent upon the Company completing either an initial public offering of its common stock or a change of control. In connection with the IPO, the Company settled an aggregate of 1,048,250 fully vested RSUs (“IPO Settled RSUs”) in August 2025. The Company withheld 415,389 shares of common stock issuable upon settlement of the IPO Settled RSUs and recorded a tax withholding liability of $12.4 million, all of which were subsequently remitted as taxes paid. Vesting of restricted stock units granted after the IPO generally occurs incrementally over four years, subject to the grantee's continuous service with the Company.
The following table summarizes the Company's restricted stock unit activity for the nine months ended September 30, 2025:

		Weighted
	Number of	Average Grant
	Restricted Stock Units	Date Fair Value

Unvested as of December 31, 2024	762,500	$18.19
Granted	4,743,247	$20.94
Vested	(1,048,250)	$18.23
Cancelled/forfeited	(88,642)	$22.13
Unvested as of September 30, 2025	4,368,855	$21.09
As of September 30, 2025, there was approximately $85.3 million of total unrecognized stock-based compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.52 years.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(amounts in thousands)
Cost of services - Molecular profiling services	$1,104	$411	$2,452	$1,237
Cost of services - Pharma research and development services	17	3	20	6
Selling and marketing expense	3,322	1,092	6,554	3,177
General and administrative expense	6,410	2,148	39,438	6,147
Research and development expense	2,802	1,069	8,175	3,099
Total	$13,655	$4,723	$56,639	$13,666
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
The key assumptions used in determining the fair value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2025	2024

Expected volatility	68.2% - 68.4%	68.3% - 69.5%	62.5% - 68.4%
Risk-free interest rate	3.7%	3.9% - 4.2%	3.7% - 4.6%
Expected term (years)	6.34 - 6.57	5.00 - 6.55	5.97 - 6.57
Expected dividend rate	—%	—%	—%
Expected forfeiture rate	8.4%	0.0% - 8.5%	8.4% - 8.5%
For the three months ended September 30, 2025, there were no options granted.
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
Note 8. Long-Term Debt
The carrying value of debt presented within current portion of notes payable and long-term indebtedness, net of debt discounts on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 includes the following components:

	As of September 30, 2025	As of December 31, 2024

	(amounts in thousands)
Term loan Initial Draw - January 18, 2023	$200,000	$200,000
Exit fee on term loan - January 18, 2023	2,000	2,000
Term loan Subsequent Draw - March 5, 2024	200,000	200,000
Exit fee on term loan - March 5, 2024	2,000	2,000
Less: Amortized debt discounts and financing costs (1)	(28,120)	(30,863)
Net debt	$375,880	$373,137
Compound bifurcated derivative liability	$—	$6,058

(1) Includes debt discounts of $28.3 million associated with the initial carrying value of compound bifurcated derivative liability.
Maturities of the Company’s debt are expected to be as follows as of September 30, 2025:

Amount

Years Ending December 31,
Remainder of 2025	$—
2026	—
2027	—
2028	400,000
2029	—
Term Loan
On January 18, 2023, the Company entered into the New Term Loan Agreement with OrbiMed Royalty & Credit Opportunities III, LP, OrbiMed Royalty & Credit Opportunities IV, LP (collectively, “OrbiMed”), and Braidwell Transaction Holdings LLC (“Braidwell”, and collectively with OrbiMed, the “New Term Loan Lenders”). Pursuant to the New Term Loan Agreement, the Company issued senior, secured promissory notes by which the New Term Loan Lenders agree to lend the Company up to an aggregate principal amount of $400.0 million (the “2023 Term Loan”), $200.0 million of which was received by the Company upon issuance (the “Initial Draw”), and the remaining $200.0 million was received by the Company in March 2024 (the “Delayed Draw”).
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
The 2023 Term Loan bears interest at a rate per annum equal to a fixed margin of 6.5% plus the greater of (a) forward-looking three-month secured overnight financing rate (“SOFR”) and (b) 2.5%. In the event of default, the fixed margin shall increase by 3.0% per annum. As of September 30, 2025, the interest rate was 10.8%. Regular quarterly payments are interest-only for the 60-month term of the New Term Loan Agreement, with the principal due at maturity. The effective interest rate for the Initial Draw of the 2023 Term Loan is 17.0%, and the effective interest rate for the Delayed Draw of the 2023 Term Loan is 12.0%.
The Company’s obligations under the New Term Loan Agreement are secured by a first lien security interest in substantially all of the assets of the Company and its subsidiaries. The New Term Loan Agreement contains certain customary representations and warranties, affirmative and negative covenants, financial covenants, and events of default applicable to the Company and its subsidiaries. Additional covenants include those restricting dispositions, fundamental changes to its business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. At September 30, 2025, the Company is in compliance with all covenants.
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
Interest Expense
The components of interest expense associated with the Company’s long-term indebtedness and the 2025 Convertible Note, excluding finance leases, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(amounts in thousands)
Debt discount amortization	$2,463	$1,827	$12,163	$5,148
Interest expense	11,036	11,963	33,311	31,587
Interest expense on long-term indebtedness, excluding finance leases	$13,499	$13,790	$45,474	$36,735
2018 and 2020 Warrant Liability
On September 21, 2018, the Company entered into a secured term loan agreement (the “Original Term Loan Agreement”) with Sixth Street Specialty Lending, Inc. and Barnett Debt Holdings, LLC. As part of the Original Term Loan Agreement, the Company issued a warrant to purchase 13,694,623 shares of Series C preferred stock (the “2018 Warrants”). In connection with the amendment to the Original Term Loan Agreement in 2020, the Company issued an additional warrant to purchase 11,399,814 shares of Series C preferred stock (the “2020 Warrants”) and amended the 2018 Warrants. Furthermore, these amendments also permitted the exercise of both the 2018 Warrants and 2020

Warrants into Series C preferred stock or common stock at the option of the holder. The 2018 Warrants are exercisable into Series C preferred stock at a price of $1.61 and into common stock at a price of $6.44. The 2020 Warrants are exercisable into Series C preferred stock at a price of $1.93 and into common stock at a price of $7.73. As a result of the amendment to permit exercise of the warrants into redeemable preferred stock, the warrants are classified as a liability pursuant to the guidance in ASC 480. Therefore, the warrants were reported at fair value within warrant liabilities on the condensed consolidated balance sheets, with changes in fair value reported within changes in fair value of financial instruments on the condensed consolidated statements of operations and comprehensive loss.
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
For the nine months ended September 30, 2024, the Company recorded $5.1 million in changes in fair value of financial instruments, associated with the fair value changes of the 2018 and 2020 warrants.
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
Litigation
During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal and regulatory actions and proceedings. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings are likely to have a material adverse effect on its financial position as of September 30, 2025 and December 31, 2024, nor its results of operations or cash flows for both the three months ended September 30, 2025 and 2024 and the nine months ended September 30, 2025 and 2024.
Note 10. Related Parties
The Company's officers and directors have ownership interests in certain vendors providing services to the Company. During the three months ended September 30, 2025 and 2024, the Company made payments to these entities for services and expenses for $0.6 million and $0.7 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company made payments to these entities for services and expenses for $2.0 million and $1.5 million, respectively.
Additionally, during the three months ended September 30, 2025 and 2024, the Company recorded general and administrative expenses due to related parties of $0.7 million and $0.6 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded general and administrative expenses due to related parties of $1.9 million and $1.4 million, respectively.
Note 11. Net Income (Loss) Per Share Attributable to Common shareholders
The Company reports both basic net income (loss) per share, which is based on the weighted-average number of shares of common stock outstanding during the period without consideration for potential common stock equivalents, and diluted net income (loss) per share, which is based on the weighted-average number of common stock outstanding and potentially dilutive shares outstanding during the period. The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except share and per share data)	2025	2024	2025	2024

Net income (loss)	$24,325	$(67,729)	$(150,045)	$(244,943)
Deemed dividend from Series D redeemable convertible preferred stock	—	—	(384,436)	—
Adjustments of redeemable convertible preferred stock to redemption value	—	(24,661)	(85,433)	(71,368)
Net income (loss) attributable to common shareholders	$24,325	$(92,390)	$(619,914)	$(316,311)

Denominator:
Weighted-average shares - basic	282,099,073	35,643,589	128,447,673	35,442,927
Effect of dilutive securities:
Dilutive awards and units	1,659,504	—	—	—
Dilutive options	13,453,261	—	—	—
Weighted-average shares - diluted	297,211,838	35,643,589	128,447,673	35,442,927

Net income (loss) per share attributable to common shareholders:
Basic	$0.09	$(2.59)	$(4.83)	$(8.92)
Diluted	$0.08	$(2.59)	$(4.83)	$(8.92)
Potential dilutive securities include dilutive common stock from stock-based awards attributable to the assumed exercise of stock options and RSUs using the treasury stock method. Under the treasury stock method, potential common stock outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.
The following common stock equivalents were excluded from the calculation of diluted net income (loss) per share attributable to common shareholders for the periods presented as they had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Series A preferred stock	—	121,448,823	—	121,448,823
Series B preferred stock	—	7,407,408	—	7,407,408
Series C preferred stock	—	29,050,209	—	29,050,209
Series D preferred stock	—	25,629,071	—	25,629,071
Outstanding warrants	—	6,273,609	—	6,273,609
Unvested RSUs	74,786	695,625	4,368,855	695,625
Outstanding stock options	1,519,047	21,263,852	22,670,564	21,263,852
Unvested shares subject to repurchase	23,446	662,000	23,446	662,000
Total	1,617,279	212,430,597	27,062,865	212,430,597
Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the stock-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from stock-based awards are excluded from the calculation of diluted earnings per share for the three months ended September 30, 2024 and the nine months ended September 30, 2025 and 2024 due to the net losses reported in those periods.

Note 12. Segment and Geographic Information
The Company operates as a single operating segment. An operating segment is defined as a component of an entity for which discrete financial information is available and regularly reviewed by the entity's chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM, its Chairman and Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources, making operating decisions and evaluating financial performance.
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
The table below is a summary of the segment profit or loss, including significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(amounts in thousands)
Revenue:
Molecular profiling services	$207,587	$93,803	$484,593	$254,692
Pharma research and development services	9,246	7,817	34,554	27,653
Revenue	216,833	101,620	519,147	282,345

Less:

Cost of services - Molecular profiling services	66,980	54,810	193,195	167,134
Cost of services - Pharma research and development services	2,347	2,398	7,698	7,130
Selling and marketing expense	41,267	36,758	123,355	115,077
General and administrative expense	51,973	40,852	168,458	126,273
Research and development expense	21,624	27,644	69,739	86,807
Total costs and operating expenses	184,191	162,462	562,445	502,421
Income (Loss) from operations	32,642	(60,842)	(43,298)	(220,076)

Interest income	7,360	1,744	9,482	6,152
Interest expense	(13,507)	(13,799)	(45,497)	(36,763)
Changes in fair value of financial instruments	(2,081)	5,131	(52,285)	6,067
Other income (expense), net	(89)	37	(18,447)	(323)
Segment and consolidated net income (loss)	$24,325	$(67,729)	$(150,045)	$(244,943)

The following table sets forth the Company’s revenue by geographic areas based on the customer’s location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(amounts in thousands)
United States	$213,550	$99,403	$510,161	$275,213
International	3,283	2,217	8,986	7,132
Total revenue	$216,833	$101,620	$519,147	$282,345
No single country outside of the United States accounted for more than 10.0% of total revenue during each of the three months ended September 30, 2025 and 2024, or the nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, approximately 99.0% of the Company’s total assets are located in the United States.
Note 13. Employee Benefit Plan
The Company sponsors a 401(k) plan, and pursuant to its terms, eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100.0% of eligible compensation on a pre-tax basis. For the three months ended September 30, 2025 and 2024, the Company contributed $1.7 million and $2.0 million, respectively, to match employee contributions as permitted by the plan. For the nine months ended September 30, 2025 and 2024, the Company contributed $6.5 million and $6.2 million, respectively, to match employee contributions as permitted by the plan. The Company pays the administrative costs for the plan.
Note 14. Subsequent Events
On October 20, 2025, the Company entered into a lease agreement with LMC-Papago Investment Company, LLC for approximately 38,640 rentable square feet of office space located on the 6th floor at 350 West Washington Street, Tempe, Arizona (the “Papago Gateway Center”). The lease has an initial term of ten years, with an option to extend for an additional five years. The lease commencement date is expected to occur upon delivery of the premises and substantial completion of tenant improvements, currently estimated to be in mid-2026, with rent payments commencing approximately six months thereafter. The Company expects that the lease will result in the recognition of a right-of-use asset and corresponding lease liability upon lease commencement in fiscal 2026.
There were no other significant subsequent events identified through the date that the condensed consolidated financial statements were issued, that could impact the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in Item 1 of in this Quarterly Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Quarterly Report. See the section titled “Special Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless context requires otherwise, references to “we,” “us,” “our,” “Caris,” or “the Company” here refer to Caris Life Sciences, Inc. together with its wholly owned subsidiaries.
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
We founded Caris in 2008 with the belief and vision that combining a vast set of consistently generated molecular information with robust data-driven insights could realize the potential of precision medicine for patients. We have spent the last 17 years developing and building our portfolio of comprehensive, proprietary molecular profiling solutions and generating what we believe to be one of the largest and most comprehensive multi-modal clinico-genomic datasets in oncology based on the millions of tests we have run on over 959,000 cases. Our platform is purpose-built to leverage the convergence of next-generation sequencing (“NGS”), artificial intelligence (“AI”) and machine learning (“ML”) technologies, and high-performance computing. The power of our differentiated Caris platform has enabled us to develop the latest generation of advanced precision medicine diagnostic solutions designed to address the entire cancer care continuum, including early detection, minimal residual disease (“MRD”) tracking, therapy selection, and treatment monitoring, as well as to create molecular signatures and discover and develop novel precision medicine therapeutics.
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
Our global annual clinical case volume has been growing rapidly, with year-over-year growth of 29% in 2022, 32% in 2023, 26% in 2024, and 23% through the third quarter of 2025. With our broad commercial launch of Caris Assure for therapy selection in the first quarter of 2024 and the FDA approval of MI Cancer Seek as a companion diagnostic in the fourth quarter of 2024 followed by the broad commercial launch of MI Cancer Seek in the first quarter of 2025 as the NGS component of MI Profile, we believe that increased profiling volumes will meaningfully contribute to our growth in 2025 and beyond.
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
For the three months ended September 30, 2025 and 2024, we generated total revenue of $216.8 million and $101.6 million, respectively, and incurred net income (loss) of $24.3 million and $(67.7) million, respectively. For the nine months ended September 30, 2025 and 2024, we generated total revenue of $519.1 million and $282.3 million, respectively, and incurred net losses of $150.0 million and $244.9 million, respectively. Our Adjusted EBITDA was $51.2 million and $(45.6) million for the three months ended September 30, 2025 and 2024, respectively, and $31.7 million and $(166.6) million for the nine months ended September 30, 2025 and 2024. While we have achieved net profit for the three months ended September 30, 2025, we may incur net losses in the near future, and our expenses will increase as we continue to invest in developing new solutions, expand our organization, and increase our marketing efforts to continue to drive market adoption of our solutions. These investments, together with general and administrative expenses, have resulted in positive (negative) cash flows from operations of $38.4 million and $(206.3) million for the nine months ended September 30, 2025 and 2024, respectively. Our free cash flow was $27.2 million and $(212.4) million for the nine months ended September 30, 2025 and 2024, respectively. For additional information regarding Adjusted EBITDA and free cash flow, non-GAAP financial measures, see “—Non-GAAP Financial Measures.” Additionally, as of September 30, 2025, we had cash, cash equivalents, restricted cash and marketable securities of $759.3 million, and the aggregate principal amount of debt outstanding under our existing term loan was $400.0 million. For additional information regarding our liquidity and capital resources, see “—Liquidity and Capital Resources.”
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
•Market acceptance and commercial success of our solutions. Our success and future growth will depend on maintaining and expanding market acceptance of our molecular profiling solutions along with commercial success of these solutions across existing and new customers. Our MI Profile and Caris Assure case volumes have continued to increase over time. Changes in our case volumes and the pricing of our solutions, however, are generally not impacted by the cancer type. For the three months ended September 30, 2025 and 2024, the number of clinical cases was 50,763 and 42,956, respectively. For the nine months ended September 30, 2025 and 2024, the number of clinical cases was 146,653 and 118,856, respectively. We commercially launched our MI Cancer Seek solution in January 2025 as the WES/WTS NGS component of MI Profile. We initiated the broad commercial launch of Caris Assure for therapy selection in the first quarter of 2024, and realizing the potential of Caris Assure across the cancer treatment continuum is a key component of our business strategy. The commercial success of Caris Assure will depend upon, among other things, additional clinical trials that demonstrate the effectiveness of Caris Assure, particularly for early detection, multi-cancer early detection (“MCED”), MRD tracking, and treatment monitoring, and the continued adoption of Caris Assure by patients, the medical community, and third-party payers. In addition, we expect that our ability to maintain and expand our sales, marketing, and distribution capabilities to support the increased adoption of our molecular profiling solutions will play a key factor in our success.
•Biopharma partners. Our revenue also depends on our ability to maintain and expand relationships with our biopharma partners and attract new biopharma partners. As we continue to develop these relationships, we expect to support a growing number of projects and continue to have opportunities to offer our platform to such customers for development and research services. For the three months ended September 30, 2025 and the nine months ended September 30, 2025, our year-over-year growth in pharma research and development services revenue has been 18% and 25%, respectively.
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
•Payer coverage and reimbursements. Our revenue and future revenue growth will depend on our success in achieving broad coverage and adequate reimbursement for our solutions from third-party payers. Coverage and reimbursement by third-party payers, including managed care organizations, private health insurers, and government healthcare programs for the types of solutions we offer can be limited and uncertain and may depend on a number of factors, including a payer’s determination that a product is appropriate, medically necessary, and cost-effective. Each payer will make its own decision as to whether to establish a policy or enter into a contract to cover our products and the amount it will reimburse for such products. While the average selling prices (“ASPs”) for Caris Assure, MI Tumor Seek Hybrid and MI Cancer Seek reimbursed by a particular payer are determined by our arrangements with that payer and do not materially differ by cancer type, any fluctuation or differences in coverage and reimbursement among our third-party payers may impact our overall ASPs and gross margins. Moreover, if we are unable to obtain and/or maintain broad coverage and adequate reimbursement for our solutions from third-party payers, we may not be able to effectively increase our clinical case volume and our revenue would be impacted.
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
Selling and Marketing Expense
Our selling and marketing expense includes costs associated with our sales organization, including our direct sales force and sales management, marketing, and business development personnel. These expenses consist principally of salaries, incentive compensation, bonuses, employee benefits, travel, and stock-based compensation, as well as marketing and educational activities. We expense all selling and marketing expenses as incurred.
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
Other Income (Expense), Net
Other income (expense), net consists of items related to foreign currency gains and losses, debt extinguishment expense and additional immaterial items.
Results of Operations
The following table sets forth a summary of our results of operations for the periods presented:

(amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue:
Molecular profiling services	$207,587	$93,803	$484,593	$254,692
Pharma research and development services	9,246	7,817	34,554	27,653
Total revenue	216,833	101,620	519,147	282,345
Costs and operating expenses (1):
Cost of Services - Molecular profiling services	66,980	54,810	193,195	167,134
Cost of Services - Pharma research and development services	2,347	2,398	7,698	7,130
Selling and marketing expense	41,267	36,758	123,355	115,077
General and administrative expense	51,973	40,852	168,458	126,273
Research and development expense	21,624	27,644	69,739	86,807
Total costs and operating expenses	184,191	162,462	562,445	502,421
Income (Loss) from operations	32,642	(60,842)	(43,298)	(220,076)
Other expense, net:
Interest income	7,360	1,744	9,482	6,152
Interest expense	(13,507)	(13,799)	(45,497)	(36,763)
Changes in fair value of financial instruments	(2,081)	5,131	(52,285)	6,067
Other income (expense), net	(89)	37	(18,447)	(323)
Total other expense, net	(8,317)	(6,887)	(106,747)	(24,867)
Income (Loss) before income taxes and provision for income taxes	24,325	(67,729)	(150,045)	(244,943)
Provision for income taxes	—	—	—	—
Net income (loss)	$24,325	$(67,729)	$(150,045)	$(244,943)
____________________________
(1)Costs and operating expenses contains the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(amounts in thousands)
Cost of services - Molecular profiling services	$1,104	$411	$2,452	$1,237
Cost of services - Pharma research and development services	17	3	20	6
Selling and marketing expense	3,322	1,092	6,554	3,177
General and administrative expense	6,410	2,148	39,438	6,147
Research and development expense	2,802	1,069	8,175	3,099
Total	$13,655	$4,723	$56,639	$13,666

The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue:
Molecular profiling services	96%	92%	93%	90%
Pharma research and development services	4%	8%	7%	10%
Total revenue	100%	100%	100%	100%
Costs and operating expenses:
Cost of Services - Molecular profiling services	31%	54%	37%	59%
Cost of Services - Pharma research and development services	1%	2%	1%	3%
Selling and marketing expense	19%	36%	24%	41%
General and administrative expense	24%	40%	32%	45%
Research and development expense	10%	27%	13%	31%
Total costs and operating expenses	85%	160%	108%	178%
Income (Loss) from operations	15%	(60)%	(8)%	(78)%
Other expense, net:
Interest income	3%	2%	2%	2%
Interest expense	(6)%	(14)%	(9)%	(13)%
Changes in fair value of financial instruments	(1)%	5%	(10)%	2%
Other income (expense), net	—%	—%	(4)%	—%
Total other expense, net	(4)%	(7)%	(21)%	(9)%
Income (Loss) before income taxes and provision for income taxes	11%	(67)%	(29)%	(87)%
Provision for income taxes	—%	—%	—%	—%
Net income (loss)	11%	(67)%	(29)%	(87)%
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,
			Change
	2025	2024	$	%

	(amounts in thousands)
Molecular profiling services	$207,587	$93,803	$113,784	121.3%
Pharma research and development services	9,246	7,817	1,429	18.3%
Total revenue	$216,833	$101,620	$115,213	113.4%
Total revenue was $216.8 million for the three months ended September 30, 2025, compared to $101.6 million for the three months ended September 30, 2024, an increase of $115.2 million, or 113.4%.
Molecular Profiling Services Revenue
Molecular profiling services revenue increased to $207.6 million for the three months ended September 30, 2025, from $93.8 million for the three months ended September 30, 2024, an increase of $113.8 million, or 121.3%.
This increase in revenue was primarily due to the increase in ASP of our MI Profile solution, driven by the launch of MI Cancer Seek and associated higher reimbursement, as well as the increase in clinical cases associated with MI Profile and Caris Assure for therapy selection from 38,409 and 4,547 cases, respectively, for the three months ended

September 30, 2024, to 43,226 and 7,537 cases, respectively, for the three months ended September 30, 2025, a total increase of 7,807 cases, or 18.2%. We believe the growth in MI Profile clinical case volume is driven by increased market acceptance and adoption of MI Profile by ordering physicians year over year, and increased market acceptance and adoption of Caris Assure following its broad commercial launch in the first quarter of 2024.
Revenue from clinical cases for patients covered by Medicare represented approximately 39.4% and 38.6% of our molecular profiling services revenue for the three months ended September 30, 2025 and 2024, respectively, due to mix.
The following table sets forth the relative impacts of clinical volume and ASP on our increase in molecular profiling services revenue.

(In thousands)
Molecular profiling services revenue for the three months ended September 30, 2024	$93,803
MI Profile volume increase	10,796
MI Profile ASP increase due to solution and payer mix	87,836
Caris Assure for therapy selection volume and ASP increase	15,152
Molecular profiling services revenue for the three months ended September 30, 2025	$207,587
Pharma Research and Development Services Revenue
Pharma research and development services revenue increased to $9.2 million for the three months ended September 30, 2025, from $7.8 million for the three months ended September 30, 2024, an increase of $1.4 million, or 18.3%. The increase is mainly driven by increased deal activities in the strategic data pillar.
Cost of Services

	Three Months Ended September 30,
			Change
	2025	2024	$	%

	(amounts in thousands)
Cost of services - Molecular profiling services	$66,980	$54,810	$12,170	22.2%
Cost of services - Pharma research and development services	$2,347	$2,398	$(51)	(2.1)%
Cost of Services - Molecular Profiling Services
Cost of services - Molecular profiling services was $67.0 million for the three months ended September 30, 2025, compared to $54.8 million for the three months ended September 30, 2024, an increase of $12.2 million, or 22.2%.
The Caris Assure laboratory contributed to the majority of the increase. The Caris Assure increase was primarily driven by an increase in materials and related testing costs of $6.8 million, $1.3 million increase in utilities, rent, and allocated overhead, and an increase in labor costs of $1.0 million, due to the increased volume.
Cost of Services - Pharma Research and Development Services
Cost of services - Pharma research and development services was $2.3 million for the three months ended September 30, 2025, compared to $2.4 million for the three months ended September 30, 2024, a decrease of $0.1 million, or 2.1%. The decrease was driven primarily by a decrease within costs associated with the research services of $0.1 million.
Gross Profit
Gross profit, calculated as total revenue less cost of services, was $147.5 million for the three months ended September 30, 2025, compared to $44.4 million for the three months ended September 30, 2024, an increase of $103.1 million, or 232.1%, primarily due to the increase in molecular profiling services revenue.

Selling and Marketing Expense

	Three Months Ended September 30,
			Change
	2025	2024	$	%

	(amounts in thousands)
Selling and marketing expense	$41,267	$36,758	$4,509	12.3%
Selling and marketing expenses were $41.3 million for the three months ended September 30, 2025, compared to $36.8 million for the three months ended September 30, 2024, an increase of $4.5 million, or 12.3%. This increase was primarily due to a $2.9 million increase in personnel costs to support existing solutions, and a $1.3 million increase in professional services and travel and marketing expenses.
General and Administrative Expense

	Three Months Ended September 30,
			Change
	2025	2024	$	%

	(amounts in thousands)
General and administrative expense	$51,973	$40,852	$11,121	27.2%
General and administrative expenses were $52.0 million for the three months ended September 30, 2025, compared to $40.9 million for the three months ended September 30, 2024, an increase of $11.1 million, or 27.2%. This increase was primarily due to an increase of $4.3 million in stock-based compensation expense, a $3.9 million increase in labor costs and benefits associated with an expansion of personnel, a $4.1 million increase in consulting, audit and legal professional fees, a $0.8 million increase in insurance expenses, and a $0.8 million increase in travel expenses, offset by a $2.6 million decrease in depreciation expense.
Research and Development Expense

	Three Months Ended September 30,
			Change
	2025	2024	$	%

	(amounts in thousands)
Research and development expense	$21,624	$27,644	$(6,020)	(21.8)%
Research and development expenses were $21.6 million for the three months ended September 30, 2025, compared to $27.6 million for the three months ended September 30, 2024, a decrease of $6.0 million, or 21.8%. The decrease was primarily driven by a reduction of $6.2 million in material and reference testing costs associated with the development of Caris Assure and FDA submission of MI Cancer Seek, and a $0.6 million reduction in allocated overhead, offset by an increase of $1.4 million in labor costs, benefits and stock-based compensation.
Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(amounts in thousands)
Interest income	$7,360	$1,744	$5,616	322.0%
Interest expense	(13,507)	(13,799)	292	(2.1)%
Changes in fair value of financial instruments	(2,081)	5,131	(7,212)	(140.6)%
Other income (expense), net	(89)	37	(126)	(340.5)%
Total other income (expense), net	$(8,317)	$(6,887)	$(1,430)	20.8%

Interest Income
Interest income was $7.4 million for the three months ended September 30, 2025, compared to $1.7 million for the three months ended September 30, 2024, an increase of $5.6 million, or 322.0%. This increase was primarily due to a higher amount of cash earning interest in our bank accounts..
Interest Expense
Interest expense was $13.5 million for the three months ended September 30, 2025, compared to $13.8 million for the three months ended September 30, 2024, a decrease of $0.3 million, or 2.1%. This decrease was primarily due to lower interest rate associated with the 2023 Term Loan.
Changes in Fair Value of Financial Instruments
Changes in fair value of financial instruments were $(2.1) million for the three months ended September 30, 2025, compared to $5.1 million for the three months ended September 30, 2024, a decrease of $7.2 million, or 140.6%.
Other Income (Expense), Net
Other income (expense), net was $(0.1) million for the three months ended September 30, 2025, compared to $0.0 million for the three months ended September 30, 2024, a decrease of $0.1 million, or 340.5%. This decrease was primarily due to changes in gains and losses from foreign exchange rate differences.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(amounts in thousands)
Molecular profiling services	$484,593	$254,692	$229,901	90.3%
Pharma research and development services	34,554	27,653	6,901	25.0%
Total revenue	$519,147	$282,345	$236,802	83.9%
Total revenue was $519.1 million for the nine months ended September 30, 2025, compared to $282.3 million for the nine months ended September 30, 2024, an increase of $236.8 million, or 83.9%.
Molecular Profiling Services Revenue
Molecular profiling services revenue increased to $484.6 million for the nine months ended September 30, 2025, from $254.7 million for the nine months ended September 30, 2024, an increase of $229.9 million, or 90.3%.
This increase in revenue was primarily due to the increase in ASP of our MI Profile solution, driven by the launch of MI Cancer Seek and associated higher reimbursement, as well as the increase in clinical cases associated with MI Profile and Caris Assure for therapy selection from 107,930 and 10,926 cases, respectively, for the nine months ended September 30, 2024, to 126,160 and 20,493 cases, respectively, for the nine months ended September 30, 2025, a total increase of 27,797 cases, or 23.4%. We believe the growth in MI Profile clinical case volume is driven by increased market acceptance and adoption of MI Profile by ordering physicians year over year, and increased market acceptance and adoption of Caris Assure following its broad commercial launch in the first quarter of 2024.
Revenue from clinical cases for patients covered by Medicare represented approximately 46.4% and 39.7% of our molecular profiling services revenue for the nine months ended September 30, 2025 and 2024, respectively.

The following table sets forth the relative impacts of clinical volume and ASP on our increase in molecular profiling services revenue.

(amounts in thousands)
Molecular profiling services revenue for the nine months ended September 30, 2024	$254,692
MI Profile volume increase	39,946
MI Profile ASP increase due to solution and payer mix	153,811
Caris Assure for therapy selection volume and ASP increase	36,144
Molecular profiling services revenue for the nine months ended September 30, 2025	$484,593
Pharma Research and Development Services Revenue
Pharma research and development services revenue increased to $34.6 million for the nine months ended September 30, 2025, from $27.7 million for the nine months ended September 30, 2024, an increase of $6.9 million, or 25.0%. The increase is mainly driven by increased deal activities in the strategic data pillar.
Cost of Services

	Nine Months Ended September 30,
			Change
	2025	2024	$	%

	(amounts in thousands)
Cost of services - Molecular profiling services	$193,195	$167,134	$26,061	15.6%
Cost of services - Pharma research and development services	$7,698	$7,130	$568	8.0%
Cost of Services - Molecular Profiling Services
Cost of services - Molecular profiling services was $193.2 million for the nine months ended September 30, 2025, compared to $167.1 million for the nine months ended September 30, 2024, an increase of $26.1 million, or 15.6%.
The Caris Assure laboratory contributed $20.9 million of the increase. The Caris Assure increase was primarily driven by an increase in materials and related testing costs of $14.8 million, $3.5 million increase in utilities, rent, and allocated overhead, and an increase in labor costs of $2.7 million, due to the increased volume from broad launch in the first quarter of 2024.
Cost of Services - Pharma Research and Development Services
Cost of services - Pharma research and development services was $7.7 million for the nine months ended September 30, 2025, compared to $7.1 million for the nine months ended September 30, 2024, an increase of $0.6 million, or 8.0%. The increase was driven primarily by an increase in utilities of $0.5 million.
Gross Profit
Gross profit, calculated as total revenue less cost of services, was $318.3 million for the nine months ended September 30, 2025, compared to $108.1 million for the nine months ended September 30, 2024, an increase of $210.2 million, or 194.5%, primarily due to the increase in molecular profiling services revenue.
Selling and Marketing Expense

	Nine Months Ended September 30,
			Change
	2025	2024	$	%

	(amounts in thousands)
Selling and marketing expense	$123,355	$115,077	$8,278	7.2%

Selling and marketing expenses were $123.4 million for the nine months ended September 30, 2025, compared to $115.1 million for the nine months ended September 30, 2024, an increase of $8.3 million, or 7.2%. This increase was primarily due to a $8.0 million increase in personnel costs to support existing solutions and a $0.7 million increase in professional services, offset by a $0.8 million decrease in travel and marketing expenses.
General and Administrative Expense

	Nine Months Ended September 30,
			Change
	2025	2024	$	%

	(amounts in thousands)
General and administrative expense	$168,458	$126,273	$42,185	33.4%
General and administrative expenses were $168.5 million for the nine months ended September 30, 2025, compared to $126.3 million for the nine months ended September 30, 2024, an increase of $42.2 million, or 33.4%. This increase was primarily due to an increase of $33.3 million in stock-based compensation, primarily driven by expense from awards with an IPO-related vesting condition, an $8.9 million increase in labor costs and benefits associated with an expansion of personnel, a $6.2 million increase in consulting, audit and legal professional fees, a $2.3 million increase related to utilities and cloud computing usages, a $0.9 million increase in insurance expenses, and a $2.6 million increase in travel expenses, offset by an $11.9 million decrease in depreciation expense.
Research and Development Expense

	Nine Months Ended September 30,
			Change
	2025	2024	$	%

	(amounts in thousands)
Research and development expense	$69,739	$86,807	$(17,068)	(19.7)%
Research and development expenses were $69.7 million for the nine months ended September 30, 2025, compared to $86.8 million for the nine months ended September 30, 2024, a decrease of $17.1 million, or 19.7%. The decrease was primarily driven by a reduction of $18.4 million in material and reference testing costs associated with the development of Caris Assure and FDA submission of MI Cancer Seek, a reduction of $0.6 million in labor costs and benefits, and a $1.4 million reduction in allocated overhead, offset by a $4.1 million increase in labor costs, benefits, and stock-based compensation primarily from awards with an IPO-related vesting condition.
Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(amounts in thousands)
Interest income	$9,482	$6,152	$3,330	54.1%
Interest expense	(45,497)	(36,763)	(8,734)	23.8%
Changes in fair value of financial instruments	(52,285)	6,067	(58,352)	(961.8)%
Other expense, net	(18,447)	(323)	(18,124)	5,616.7%
Total other income (expense), net	$(106,747)	$(24,867)	$(81,880)	329.3%
Interest Income
Interest income was $9.5 million for the nine months ended September 30, 2025, compared to $6.2 million for the nine months ended September 30, 2024, an increase of $3.3 million, or 54.1%. This increase was primarily due to higher amounts of cash earning interest in our bank accounts.

Interest Expense
Interest expense was $45.5 million for the nine months ended September 30, 2025, compared to $36.8 million for the nine months ended September 30, 2024, an increase of $8.7 million, or 23.8%. This increase was primarily due to increased interest expense associated with $200.0 million of additional borrowing under the 2023 Term Loan, which was drawn on March 5, 2024, and increased amortization of debt discount associated with the 2025 Convertible Notes.
Changes in Fair Value of Financial Instruments
Changes in fair value of financial instruments were $(52.3) million for the nine months ended September 30, 2025, compared to $6.1 million for the nine months ended September 30, 2024, a decrease of $58.4 million, or 961.8%.
Other Expense, Net
Other expense, net was $18.4 million for the nine months ended September 30, 2025, compared to $0.3 million for the nine months ended September 30, 2024, an increase of $18.1 million, or 5,616.7%. This increase was primarily due to the debt extinguishment expense of the 2025 Convertible Notes recorded of $17.9 million upon the IPO, during the nine months ended September 30, 2025.
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

The following table provides a reconciliation of net income (loss), the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(amounts in thousands)
Net income (loss)	$24,325	$(67,729)	$(150,045)	$(244,943)
Interest income	(7,360)	(1,744)	(9,482)	(6,152)
Interest expense	13,507	13,799	45,497	36,763
Changes in fair value of financial instruments	2,081	(5,131)	52,285	(6,067)
Other income (expense), net	89	(37)	18,447	323
Provision for income taxes	—	—	—	—
Depreciation and amortization expense	4,870	10,532	18,324	39,847
Stock-based compensation expense	13,655	4,723	56,639	13,666
Adjusted EBITDA	$51,167	$(45,587)	$31,665	$(166,563)
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
The following table provides a reconciliation of net cash used in operating activities, the most directly comparable financial measure presented in accordance with GAAP, to free cash flow for the periods presented:

	Nine Months Ended September 30,
	2025	2024

	(amounts in thousands)
Net cash provided by (used in) operating activities	$38,375	$(206,278)
Less: purchases of property and equipment	(11,170)	(6,154)
Free cash flow	$27,205	$(212,432)
Liquidity and Capital Resources
Sources of Liquidity
In the aggregate, we have incurred net losses and negative cash flows from operations since inception. We may incur net losses in the near future, and our expenses will increase as we continue to invest in developing new solutions, expand our organization, and increase our marketing efforts to continue to drive market adoption of our solutions. As of September 30, 2025, we had an accumulated deficit of $2.6 billion.
To date, we have funded our operations principally from the issuance of stock in private financings, issuance of common stock through our IPO, term loan borrowings and convertible debt, and through revenue from molecular profiling and pharma research and development services. As of September 30, 2025, we had cash and cash equivalents of $753.2 million and short-term marketable securities of $2.3 million. We believe our existing cash and cash equivalents, which includes the net proceeds from our Pre-IPO Financing (as defined below) and the IPO, short-term marketable securities, and anticipated cash flows from operations will provide sufficient capital and liquidity to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We may, however, continue to require additional capital to meet our operational needs. See “—Indebtedness” and “—Cash Requirements” below for additional information regarding our cash requirements and various factors that may impact our liquidity and capital resources.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024

	(amounts in thousands)
Net cash provided by (used in) operating activities	$38,375	$(206,278)
Net cash provided by (used in) investing activities	$(11,170)	$55,222
Net cash provided by financing activities	$661,590	$200,066
Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2025 was $38.4 million, which was due to a net change in our operating assets and liabilities of $26.0 million and net non-cash charges of $162.5 million, offset by a net loss of $150.0 million. The net change in our operating assets and liabilities was primarily the result of a $61.2 million decrease in accounts receivable, offset by a $11.1 million increase in supplies, a $1.2 million decrease in accounts payable, a $4.8 million increase in prepaid expenses and other current assets, and a $17.8 million decrease in accrued expenses and other liabilities. Net non-cash charges primarily consisted of $18.3 million of depreciation and amortization expense, $56.6 million of stock-based compensation expense (including $19.5 million of stock-based compensation expense associated with RSUs vested upon the IPO), $4.3 million of non-cash operating lease expense, $12.2 million in amortization of debt discount costs, a $52.3 million loss within changes in the fair value of financial instruments associated with our IPO, and a $17.9 million loss on debt extinguishment associated with our IPO.
Net cash used in operating activities during the nine months ended September 30, 2024 was $206.3 million, which was primarily due to a net loss of $244.9 million and a net change in our operating assets and liabilities of $22.1 million, offset by net non-cash charges of $60.8 million. The net change in our operating assets and liabilities was primarily the result of a $15.0 million increase in accounts receivable, a $14.0 million decrease in accrued expenses and other liabilities, and a $2.2 million increase in prepaid expenses and other current assets, offset by a $5.1 million increase in accounts payable and a $4.2 million decrease in supplies. Net non-cash charges primarily consisted of $39.8 million of depreciation and amortization expense, $13.7 million of stock-based compensation expense, $4.2 million of non-cash operating lease expense, and $5.1 million in amortization of debt discount costs, offset by a $6.1 million gain within changes in the fair value of financial instruments.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2025 was $11.2 million, which was due to purchases of property and equipment of $11.2 million.
Net cash provided by investing activities during the nine months ended September 30, 2024 was $55.2 million, which was due to maturities of marketable securities of $61.4 million, offset by purchases of property and equipment of $6.2 million.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2025 was $661.6 million, which was primarily due to proceeds from the IPO, net of underwriting discounts and commissions, of $528.5 million, offset by the payment of taxes withheld from net settlement of exercised options of exercised options of $18.2 million, payment of deferred offering costs of $7.7 million, and payments from debt modification of $4.0 million, issuance of Series E Preferred Stock, net of issuance costs, of $87.6 million, issuance of Series F Preferred Stock, net of issuance costs, of $33.6 million, issuance of convertible notes, net of issuance costs, of $27.9 million, issuance of warrants of $10.3 million, and exercises of stock options of $3.8 million.
Net cash provided by financing activities during the nine months ended September 30, 2024 was $200.1 million, which was primarily due to proceeds from issuance of additional borrowings under the 2023 Term Loan Agreement on March 5, 2024, net of issuance costs, of $200.0 million, proceeds from exercises of stock options of $1.3 million, offset by the payment of deferred offering costs of $1.0 million.
Indebtedness
In January 2023, we entered into a term loan agreement, as amended with OrbiMed Royalty & Credit Opportunities III, LP, OrbiMed Royalty & Credit Opportunities IV, LP, and Braidwell Transaction Holdings LLC (the “Lenders”), pursuant to which we issued senior, secured promissory notes and the Lenders agreed to lend us up to an aggregate principal amount of $400.0 million, $200.0 million of which was drawn down upon issuance of the notes. Net cash proceeds to us were $189.0 million, after deducting customary debt discounts and debt issuance costs. The net proceeds were used to repay in full our then-outstanding term loans, including an aggregate principal amount of $175.0 million, a prepayment premium of $5.0 million, and accrued and unpaid interest of $1.0 million. In March 2024, we drew down the remaining $200.0 million under the 2023 Term Loan Agreement. As of September 30, 2025, we had $400.0 million of borrowings outstanding under the 2023 Term Loan Agreement.
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
The aggregate principal amount under the 2023 Term Loan Agreement bears interest at a rate per annum equal to a fixed margin of 6.5% plus the greater of (a) forward-looking three-month secured overnight financing rate (“SOFR”) and (b) 2.5%. In the event of default, the fixed margin shall increase by 3.0% per annum. As of September 30, 2025, the interest rate was 10.8%. Regular quarterly payments are interest-only for the 60-month term of the 2023 Term Loan Agreement, with the principal due at maturity. The effective interest rate for the term loan is 12.3%.
Our obligations under the 2023 Term Loan Agreement are secured by a first lien security interest in substantially all of our assets and our subsidiaries’ assets. The 2023 Term Loan Agreement contains certain customary representations and warranties, affirmative and negative covenants, financial covenants, and events of default applicable to us and our subsidiaries. Additional covenants include those restricting dispositions, fundamental changes to our business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates, and subordinated debt. As of September 30, 2025, we were in compliance with all covenants under the 2023 Term Loan Agreement.
On April 1, 2025, the Company closed a private financing in which it issued a combination of senior convertible notes (the “2025 Convertible Notes”), Series E Preferred Stock and Series F Preferred Stock, for an aggregate of $167.7 million. The 2025 Convertible Notes were issued in an aggregate principal amount of $30.0 million. The 2025 Convertible Notes accrued interest at a rate of 8% per annum, payable quarterly in cash, and were to mature on January 1, 2026 unless earlier converted. In connection with this financing, the Company also issued warrants to acquire shares of common stock to the holders of the 2025 Convertible Notes. These warrants were not initially exercisable for any shares of common stock, but such warrants became exercisable for a specified dollar value of shares on a monthly basis commencing on June 1, 2025 if we had not completed an initial public offering by such date. Any exercisable portion of the warrants were automatically exercised prior to the closing of the IPO and such warrants terminated upon the closing of the IPO.
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
The fair value of stock option awards as of the date of the grant was estimated by applying the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards. These assumptions include the following:
•Fair value per share of the underlying stock. Prior to our common stock being publicly traded, the fair value of the common stock underlying our stock options was determined by our compensation committee, with input from management and valuation reports prepared by third-party valuation specialists.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2025, we had cash, cash equivalents, and restricted cash of $757.0 million, and short-term marketable securities of $2.3 million, consisting of interest-bearing money market accounts, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and investments.
Our borrowings under the 2023 Term Loan Agreement also subject us to market risk associated with movements in interest rates associated with forward-looking three-month SOFR. We had $400.0 million in variable rate debt outstanding as of September 30, 2025. A hypothetical 100 basis point adverse movement in the interest rate would increase our annual interest expense by $4.0 million. We hedge interest rate risk on $200.0 million of this variable rate debt with a purchased interest rate cap derivative that has a strike rate of 6.0%, with a February 2026 maturity. We did not receive any settlement payments from the counterparty to the interest rate cap for the year ended December 31, 2024 or the nine months ended September 30, 2025.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025 due to the previously reported material weakness in our internal control over financial reporting pertaining to a lack of sufficient qualified accounting resources, including those with technical expertise necessary to account for and disclose accounting transactions which require complex calculations or thorough evaluation of the accounting literature.
Notwithstanding the material weakness in our internal controls over financial reporting as of September 30, 2025, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2025, we continued our remediation efforts in connection with the identification of the material weakness discussed above. These remediation steps are ongoing and include the following:
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
•We have incurred significant losses since inception, may incur additional losses in the near future, and may not be able to generate sufficient revenue to maintain profitability.
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
We have incurred significant losses since inception, may incur losses in the future, and may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred significant losses since our inception. For the years ended December 31, 2024 and 2023, we incurred net losses of $281.9 million and $341.4 million, respectively. For the nine months ended September 30, 2025 and 2024, we incurred net losses of $150.0 million and $244.9 million, respectively. As of September 30, 2025, we had an accumulated deficit of $2.6 billion. To date, we have financed our operations principally from the sale of convertible preferred stock, the incurrence of indebtedness, the proceeds of our June 2025 initial public offering (“IPO”), and revenue from molecular profiling and pharma R&D services. Over the last 17 years, we have devoted significant resources towards developing our current portfolio that consists of tissue- and blood-based profiling solutions, building our multi-modal clinico-genomic datasets, expanding our operational capacity, and strengthening our AI/ML-driven data analysis capabilities. We also devote significant resources to clinical and regulatory initiatives to obtain marketing authorization, sales and marketing activities, and R&D activities. We anticipate incurring significant costs to continue developing and commercializing our solutions.
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
We will also need to generate significant additional revenue to sustain and then grow profitability, and we cannot be sure that we will remain profitable for any substantial period of time. While we have commercially launched MI Cancer Seek, a new WES/WTS NGS assay, in the United States and seek to drive its increased adoption, and also plan to capitalize on the potential of Caris Assure applications for early detection, MRD tracking, and treatment monitoring and in chronic disease states beyond oncology, we cannot assure you that we will successfully be able to do so as planned, if at all, and our failure to do so may prevent us from generating increased revenue. Our failure to maintain profitability could negatively impact the value of our common stock.
Our current or future solutions may not achieve or maintain sufficient commercial market acceptance.
The commercial success of any of our solutions, including our MI Profile and Caris Assure platforms, or solutions that are marketed in the future, will depend upon the degree of commercial market acceptance, including by government payers, insurance companies, integrated health systems, healthcare providers, patients, biopharma companies and other third-party payers. The degree of market acceptance of our solutions will depend on a number of factors, including:

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
We have obtained a PMA approval from the FDA for MI Cancer Seek and may decide to seek FDA approval for Caris Assure and additional solutions, though whether we will do so and the timing thereof is uncertain. The FDA and other regulators may request additional information or require that we generate additional clinical data to support such future approval applications, which could result in delays, increased costs, or other limitations on our ability to receive such approval. Additionally, the FDA included certain conditions of approval and limitations in the PMA approval letter for MI Cancer Seek, namely that we submit data evaluating the effects of interfering substances such as necrotic tissue, melanin, and fatty acids and also conduct a study and submit data regarding formalin-fixed paraffin-embedded block and slide stability duration claims, which submissions were completed in early November 2025. Our failure to satisfactorily comply with these limitations and conditions could result in the withdrawal of the PMA approval for MI Cancer Seek.

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
Our ability to execute our growth strategy and become profitable is highly dependent on the continued adoption and use of MI Profile, our tissue-based profiling solution, which accounted for 78.20% and 91.00% of our revenue in the years ended December 31, 2024 and 2023, respectively, and 93.34% and 90.21% of our revenue for the nine months ended September 30, 2025 and 2024, respectively. Continued adoption and use of MI Profile will depend on several factors, including the prices we charge for our solution, the scope of coverage and amount of reimbursement available from government and third-party payers for our solution, the availability of clinical data that supports the value of MI Profile and the inclusion of MI Profile solutions in industry treatment guidelines. The commercial success of our tissue-based profiling solution depends significantly on its broad adoption and use by oncologists and other physicians. Many physicians and biopharma companies have existing relationships with companies that develop molecular diagnostic tests, including our competitors, and may continue to use their tests instead of MI Profile. Despite our business development efforts, it could be difficult, expensive, and/or time-consuming for physicians and/or biopharma companies to switch diagnostic tests for their products, and MI Profile may not be widely accepted, if at all, which could in turn hinder the rate of adoption and continued use of our solutions. We cannot assure you that MI Profile will continue to maintain or gain market acceptance, and any failure to do so would harm our business, financial condition, and results of operations. Moreover, as we have leveraged the data we have generated to date with MI Profile to develop Caris Assure and other solutions, if the adoption and use of MI Profile wanes or if reliability or other issues with the data we generate with MI Profile are discovered, the further development and future success and growth of Caris Assure and other solutions would be adversely impacted.
Our future success and growth will depend in part on market acceptance and commercial success of our MI Cancer Seek and Caris Assure solutions. We may be unsuccessful in continuing the commercialization and growing the adoption of MI Cancer Seek or Caris Assure, which would adversely affect our business, financial condition, results of operations, and growth prospects.
Driving increased adoption among physicians of, and obtaining reimbursement for, MI Cancer Seek are key expected drivers of our growth, particular in the near and medium term. The success of MI Cancer Seek will depend upon, among other things, the extent to which our FDA approval drives increased adoption and use of the solution by physicians as a companion diagnostic tool.
Caris Assure, for which we initiated the broad commercial launch for therapy selection in the first quarter of 2024, ultimately aims to address the entire continuum of cancer treatment. Realizing the potential of Caris Assure across disease states is a key component of our long-term business strategy. The commercial success of Caris Assure for therapy selection and in other applications across the cancer treatment continuum will depend upon, among other things, analytical validation studies and clinical trials that demonstrate the effectiveness of Caris Assure, particularly for early detection, MRD tracking, and treatment monitoring, the continued adoption of Caris Assure by physicians, the medical community, patients, and third-party payers, and our ability to successfully run and market Caris Assure in substantial quantities or to manage and expand the required infrastructure to do so, including large-scale laboratory and information technology systems. Maintaining and expanding market acceptance of our solutions, marketing, and laboratory capabilities are expensive and time-consuming. If MI Cancer Seek and Caris Assure are not successfully commercialized, we will not be able to recover the significant investment we have made in developing these solutions, and our business, prospects, financial condition, and results of operations would be harmed.
If we are unable to support demand for our MI Profile, Caris Assure platforms, and any other solutions we develop, including ensuring that we have adequate capacity to meet increased demand, or if we are unable to successfully manage our anticipated growth, our business could suffer.
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
The value of our MI Profile and Caris Assure platforms, and related solutions will depend, in part, on our ability to perform tests and return test results to providers on a timely basis and at an appropriate quality standard, and on our reputation for such timeliness and quality. If our business grows too quickly, our ability to meet demand for our solutions in a timely and efficient manner could be challenged, and our quality standards or turnaround time may be compromised. Failure to implement necessary procedures, to transition to new equipment or processes, or to hire the appropriate, qualified personnel could result in higher costs of processing, longer turnaround times, declining product quality, deteriorating customer service, an inability to meet market demand, or slower responses to competitive challenges, all of which could make it difficult for us to meet market expectations for our solutions and could damage our reputation and the prospects for our business. There can be no assurance that we will be able to perform tests on a timely basis at a level consistent with demand, that we will be able to maintain the quality of our test results as we scale our commercial operations, or that we will be successful in responding to the growing complexity of our laboratory operations, including the related data analysis requirements.
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
•seasonal variations in patients’ ordering of diagnostic tests or scheduling of medical procedures;
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
•the impact of natural disasters, political instability, including wars, terrorism, and political unrest, epidemics or pandemics, boycotts, and curtailment of trade and other business restrictions; and
•the effects of inflation or other general market and economic conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
The cumulative effects of factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual results of operations. As a result, comparing our results of operations on a period-to-period basis may not provide investors with a complete picture of the health of our business. Investors should not rely on our past results as an indication of our future performance.
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
If Caris POA members or other KOLs within the broader precision oncology industry determine that our platforms, our existing solutions, or other solutions that we develop are not clinically effective, that alternative technologies are more effective, or if they elect to use internally developed products or services, we may see lower demand for our solutions and face difficulty establishing our solutions as an integral component of the applicable standard of care, which would limit our revenue growth and our ability to achieve or sustain profitability.
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
Our revenue and commercial success depend on achieving coverage and reimbursement for assays that comprise our MI Profile and Caris Assure platforms, and any solutions we may offer in the future, from third-party payers, including both government and commercial payers. Obtaining approvals from third-party payers to cover our solutions and establishing adequate coding recognition and reimbursement levels is an unpredictable, challenging, time-consuming, and costly process, and we may not always be successful. Coverage determinations from third-party payers may depend on a number of factors, including a payer’s determination that a solution is appropriate, medically necessary, and cost-effective. Each payer will make its own decision as to whether to establish a policy or enter into a contract to cover our solutions and the amount it will reimburse for such solutions. In addition, determinations by a payer whether to cover and the amount it will reimburse for our solutions are often made on an indication-by-indication basis. If we are unable to provide payers with sufficient evidence of the clinical utility and validity of our solutions, they may not provide coverage, may provide limited coverage, or may terminate coverage for our solutions, which will adversely affect our revenues and our financial condition. In addition, the fact that one of our solutions has been approved for reimbursement in the past does not guarantee that such solution will remain approved for reimbursement, that the approved reimbursement amount will not be reduced in the future, or that similar or additional solutions will be approved in the future. Moreover, there can be no assurance that any new solutions we launch will be reimbursed at rates that are comparable to the rates that we historically obtained for our existing portfolio or rates that other industry participants receive. Third-party payers may not cover or provide adequate payment for our current or future molecular and other solutions to enable us to maintain past levels of revenue or profitability with respect to such solutions. Further, third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in the development of our solutions.
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
Our Caris Assure solution is currently reported to Medicare using a PLA code, CPT code 0485U, and a unique DEX Z-Code identifier issued by MolDX. Caris Assure is covered for therapy selection by Medicare as of December 8, 2023 for Comprehensive Genomic Profiling from ctDNA of patients with recurrent, relapsed, refractory, metastatic, or advanced solid tumors who are seeking treatment, and for whom tissue-based, comprehensive genomic profiling (“CGP”) is infeasible (for example, quantity not sufficient for tissue-based CGP or invasive biopsy is medically contraindicated), with current MolDX pricing of $3,649. In November 2024, CMS determined to price Caris Assure for therapy selection using the

“Gapfill” method, which resulted in Caris Assure for therapy selection being listed on the CLFS at pricing of $3,649, commencing in 2026.
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
In addition, we are developing screening capabilities for Caris Assure for MRD tracking and treatment monitoring in colorectal cancer (“CRC”), breast cancer, lung cancer, and other indications. On January 19, 2021, CMS released an NCD that covers future tests for CRC screening if and when such screening tests have FDA approval and meet pre-specified CMS criteria. In addition, MolDX LCDs provide coverage for MRD for CRC, breast cancer, lung cancer, and other indications when applicable coverage criteria are satisfied. While this NCD and applicable LCDs may provide a pathway to coverage of Caris Assure in CRC and other indications under Medicare if applicable coverage criteria are satisfied, and we successfully obtain MolDX approval, there is no assurance that we will be successful in completing the required studies, trials, or publications or obtaining FDA approval, or obtaining Medicare coverage, and if we are not successful, our business, financial condition, and results of operations would be harmed.

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
Some payers have implemented, or are in the process of implementing, laboratory benefit management programs, often using third-party benefit managers to manage these programs. The stated goals of these programs are to help improve the quality of outpatient laboratory services, support evidence-based guidelines for patient care and lower costs. The impact on laboratories, such as ours, of active laboratory benefit management by third parties is unclear, and we expect that it would have a negative impact on our revenue in the short term. Payers may resist reimbursement for our solutions in favor of less expensive tests, require pre-authorization for our solutions, or impose additional pricing pressure on, and substantial administrative burden on, reimbursement for our solutions. We expect to continue to focus substantial resources on increasing adoption of, and coverage and reimbursement for, our current solutions and any future solutions we may develop. We believe it may take several years to achieve broad coverage and adequate contracted reimbursement with a majority of payers for our new solutions. However, we cannot predict whether, under what circumstances, or at what price levels payers will cover and reimburse our existing and future solutions. If we fail to establish and maintain broad adoption of, and coverage and reimbursement for, our solutions, our ability to generate revenue could be harmed and our business, financial condition, and results of operations could be adversely affected.
Even where we establish relationships with commercial payers to provide our future solutions at negotiated rates, such agreements do not obligate any healthcare providers to order our solutions or guarantee that we would receive reimbursement for our solutions from these or any other payers at adequate levels. Thus, these payer relationships, or any similar relationships, may not result in acceptable levels of coverage and reimbursement for our solutions, or meaningful increases in the number of billable tests we perform. In addition to the available Medicare coverage for therapy selection, we plan to market Caris Assure platform for early detection, MRD tracking, and treatment monitoring, as well as other solutions that we are developing or may develop in the future, to large self-insured employers, commercial insurance plans, certain physician directed channels, concierge medicine and executive health programs, and innovative health systems. Additionally, a third-party payer’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
We have obtained a PMA approval from the FDA for MI Cancer Seek and may decide to seek FDA approval for Caris Assure for therapy selection and additional solutions. We do not manufacture the instruments or reagents used with our solutions, nor do we control such processes, and we rely on external suppliers to maintain development and commercialization activities. The molecular testing performed by us is highly complex and requires specialized instruments and reagents, some of which are considered critical and could not be substituted without significant impact to our operations. Any failures or delays in negotiating appropriate agreements with our suppliers on reasonable terms, or their inability to obtain any required marketing authorizations, may increase our costs or delay or prevent us from obtaining or maintaining FDA marketing authorization of the related solutions.
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
If we seek and fail to obtain additional financing, we may be unable to execute on our business strategies and our growth prospects could be harmed.
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

As of September 30, 2025, we had $753.2 million of cash and cash equivalents and $2.3 million of short-term marketable securities. We could use our available capital resources sooner than we expect, including due to changing circumstances or those beyond our control that may cause us to increase our spending significantly faster than we anticipate, requiring us to raise additional funds sooner than we anticipate. Our future capital requirements depend on many additional factors, including:
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
Our success depends on the market’s confidence that our solutions, including MI Profile, MI Cancer Seek, Caris Assure, MI Tumor Seek Hybrid, GPSai and other solutions that we may develop in the future, can provide reliable and high-quality results. We believe that patients, physicians, and regulators are likely to be particularly sensitive to errors in the use of our solutions or failure of our solutions to perform as described, and there can be no guarantee that our solutions will meet their expectations. Performance failures could establish a negative perception of our solutions among physicians, patients, and regulators, jeopardize our ability to successfully commercialize our solutions, impair our ability to obtain marketing authorizations or secure favorable coverage and reimbursement, or otherwise result in reputational harm. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. Identifying the root cause of quality issues, particularly those affecting reagents and third-party components, may be difficult, which increases the time needed to address quality issues as they arise, and increases the risk that similar problems could recur. In addition, we may be subject to legal claims arising from any errors in the use, manufacture, design, labeling or performance of our solutions, including any false-positive or false-negative results.
Our anticipated application of Caris Assure for early detection, MRD tracking, and treatment monitoring poses additional risks. Caris Assure for early detection can be used to detect cancers in patients. A detection of cancer by Caris Assure would need to be followed up with a cancer diagnosis by a physician. Because Caris Assure may not detect all forms of cancer, a negative test would not rule out the presence of cancer. Additionally, an individual undergoing further diagnostic procedures on the basis of a false-positive result or an erroneous cancer lineage could expose us to significant liability and reputational risks, notwithstanding the emotional and mental health effects to which the patient may be exposed. Similarly, an individual who receives a cancer diagnosis shortly following an inaccurate result, such as a negative test or false negative result, may create adverse publicity about our solutions, which could damage our reputation and have a negative impact on our business, financial condition, and results of operations. Failure to accurately detect cancer and other performance failures could establish a negative perception of our solutions among physicians, patients, customers, and regulators, jeopardize our ability to successfully commercialize our solutions, impair our ability to obtain marketing authorizations or secure favorable coverage and reimbursement, or otherwise result in reputational harm or enforcement action or inquiry by a regulatory body. These risks may be more pronounced and could expose us to claims of injury or other adverse events under medical liability, product liability, or other liability laws if a provider uses our tests inaccurately or inappropriately for diagnosis purposes, as our solutions would be directly involved with the choice to use certain treatments. In addition, we may be subject to legal claims arising from any errors in the use, manufacture, design, labeling, marketing, or performance of our products, including from inaccurate results. If our solutions result in direct or indirect participant or patient harm or injury, we could be subject to significant reputational and liability risks, may be required to initiate corrective actions, recalls or suspend sales of our products, which may adversely impact our reputation, business, financial condition, and results of operations.
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
•demonstrate and validate compelling advantages in the performance and convenience of our solutions, including on a cost competitive basis;
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
We currently host our data on, and conduct certain data analysis through, Amazon Web Services (“AWS”) cloud-based hosting facilities as well as on our own co-located or on-premise computing infrastructure. Any technical problems or outages that may arise in connection with AWS’s or our data center hosting facilities, such as the recent AWS outage, could result in operational disruption, loss of our data or delayed or ineffective data processing. A variety of factors, including infrastructure changes, human or software errors, viruses, malware, security attacks, fraud, denial of service or technical support issues could cause interruptions in our service. Such service interruptions may reduce or inhibit our ability to provide our solutions, delay our clinical trials, and damage our relationships with our customers. We could also be exposed to potential lawsuits, customer reputational impact, liability claims or regulatory actions, for example, if AWS or we experienced a privacy or data security breach. If we were required to transfer our data to an alternative hosting provider, the transfer and acclimation to the new provider could result in significant business delays and subject us to technological risks and require additional resources.
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
Potential government regulation related to AI ethics or usage may also increase the burden and cost of R&D in this area. Certain U.S. states have passed or are considering the passage of laws intended to regulate and/or require disclosures in connection with the usage of AI, including in interactions with customers or other market participants. For example, Colorado passed the Colorado Artificial Intelligence Act, which will require disclosures and compliance efforts associated with different uses of AI, and Utah passed the Utah Artificial Intelligence Policy Act, which requires certain disclosures to customers and confirms companies’ responsibility for legal violations caused by their AI applications. Other states have passed laws regulating the use of AI in patient-facing communications, generation of medical reports,claims processing, and other areas that may in the future apply to or impact our business. It is possible that these or other states or the federal government could pass additional legislation or implement regulations further impacting businesses’ use of AI/ML, which could impact our operations and impose additional costs or liability on us. Additionally, employees or customers who are dissatisfied with our public statements, policies, practices, or solutions related to the development and use of AI and ML may express opinions that could introduce reputational or business harm, or legal liability.
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
Certain states have also implemented genetic testing and privacy laws imposing specific patient consent requirements and protecting test results by strictly limiting the disclosure of those results. In addition, in the past few years, many U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data; however, many of these laws have exceptions for entities subject to HIPAA or include exemptions for data subject to HIPAA, including clinical data protected under HIPAA and clinical trial data. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), applies to personal information of consumers, business representatives, and employees who are California residents, and gives California residents expanded rights regarding their personal information, including the right to opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for fines of up to $7,500 per intentional violation, as well as a private right of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials and information subject to HIPAA, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents.
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
We have obtained PMA approval from the FDA for MI Cancer Seek as a companion diagnostic device. We have also contemplated seeking FDA approval for Caris Assure and additional solutions. Except for MI Cancer Seek, we currently offer our NGS solutions, MI Tumor Seek Hybrid and Caris Assure, and our AI solutions, such as GPSai and FOLFIRSTai, as LDTs. The FDA has historically considered LDTs to be IVD tests that are intended for clinical use and are designed, manufactured, and used within a single laboratory, and the FDA has historically viewed LDTs as medical devices subject to FDA’s medical device authority. Notwithstanding this position, the FDA historically exercised enforcement discretion and did not enforce certain medical device requirements, including requirements for premarket review, with respect to LDTs, with certain exceptions.
Even under that enforcement discretion policy, the FDA has issued warning letters to, and published Medical Device Safety Communications about, manufacturers for commercializing laboratory tests that were purported to be LDTs but the FDA alleged failed to meet the definition of an LDT or that otherwise were not subject to the FDA’s prior enforcement discretion policy. If our current solutions fail to meet the definition of an LDT, our business, financial condition, and results of operations could be adversely affected.
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
However, on March 31, 2025, the United States District Court for the Eastern District of Texas vacated the LDT Final Rule, reasoning that LDTs are not medical devices, and remanded the matter to the FDA for further consideration. The FDA did not appeal the ruling within the required timeline and in August 2025 sent a final rule to the White House for review that would officially rescind the LDT Final Rule. Accordingly, it is uncertain whether or when the FDA may be able to otherwise exercise its medical device authority with respect to LDTs. This uncertainty could adversely affect the FDA’s ability to apply and enforce its medical device requirements with respect to diagnostic tests more broadly, including any LDTs for which we have obtained or plan to obtain PMAs. Such uncertainty and the FDA’s actions in response could have a material adverse effect on our business and operations.
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
Moreover, the FDA may assert that we are improperly marketing our solutions as LDTs, or otherwise assert we do not comply with applicable requirements, and in such cases may take enforcement action against us and/or require premarket review and marketing authorization, which may require us to cease marketing any commercially marketed solutions that are marketed as LDTs until such marketing authorization is obtained or the applications are submitted. There can be no assurance that we will be able to obtain such marketing authorization or that any labeling claims would be consistent with the claims we have made or intend to make for such solutions when launched as LDTs, or that such claims will be adequate to support continued adoption of and reimbursement for our solutions. In the event we are required to seek FDA marketing authorization for any current or planned LDT solutions, the FDA may request that we provide additional analyses and information beyond that which we intend to produce based on the designs of our current and planned validation studies or clinical trials, or that we modify or narrow our intended use or product claims. It is possible that the FDA, among other things, could disagree with our interpretation of data we have relied on to support our LDT launches for our intended uses. If we are required to provide additional analyses or additional data or perform additional clinical trials beyond those we currently contemplate to support the intended uses of our solutions, our planned commercial launches may be delayed and we may be required to cease commercialization of any solutions we currently market as LDTs. Even if our solutions are allowed to remain on the market prior to any required marketing authorization, demand or reimbursement for our solutions may decline if there is uncertainty about our solutions, if we are required by the FDA to label our solutions as RUO or IUO, or if the FDA limits the labeling claims we are permitted to make for our solutions. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our current or future solutions, which could reduce our revenues or increase our costs and adversely affect our business, financial condition, and results of operations. Additionally, an FDA enforcement action against us, a delay in the launch of our solutions, or significantly narrowing their intended uses, could negatively impact our business, financial condition, and results of operations.
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
We are subject to audits and investigations of the ordering, billing, and coding of our solutions, including whether these services were properly ordered, billed, and coded or otherwise compliant with requirements for coverage and payment. In particular, as a result of our participation in the Medicare and Medicaid programs, we face and are currently subject to various governmental reviews, audits, and investigations to verify our compliance with these program requirements and applicable laws and regulations. Government agencies and their agents, such as the MACs and Recovery Audit Contractors, as well as the OIG, CMS, and state Medicaid programs, conduct audits of post-payment reviews to detect and correct improper payments in the Medicare program. Private third-party payers conduct similar reviews, audits and pre-payment and post-payment audits. Government agencies and their contractors and other third-party payers regularly conduct audits and request documentation to support claims submitted for payment of services rendered and compliance with claim submission requirements. We are routinely subject to audits under various government programs and third-party payers, and any delays timely providing requested records, negative audit findings or allegations of fraud or abuse may subject us to liability, such as overpayment liability, refunds or recoupments of previously paid claims, payment suspension or the revocation of billing or payment privileges in governmental healthcare programs or other third-party payer programs. Such actions, if imposed on us or our subsidiaries, could adversely impact our business, financial condition, and results of operations. In addition, we perform internal audits and monitoring. Depending on the nature of the conduct uncovered in such audits, and whether the underlying conduct could be considered systemic, the resolution of these audits could have an adverse effect on our business, financial condition, and results of operations.
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
In recent years, legislative and regulatory changes have resulted in limitations and reductions in reimbursement levels and payments to healthcare providers for certain services under the Medicare program. For example, In April 2014, Congress passed PAMA, which included substantial changes to the way in which clinical laboratory services are paid under Medicare. In addition, Congress established automatic spending reductions under the Budget Control Act of 2011 (the “BCA”), resulting in a 2% reduction in Medicare payments that began in 2013, and due to subsequent legislative amendments, will remain in effect until 2032, unless additional Congressional action is taken. In addition, as a result of the American Rescue Plan Act of 2021 (“ARPA”), an additional Medicare payment reduction of up to 4% was required to take effect in January 2022 based on statutory triggers if legislation increased the federal deficit. As a result of the OBBBA, an additional Medicare payment reduction of up to 4% may take effect in January 2026 based on Statutory Pay-As-You-Go-Act triggers if Congress does not act to waive the sequester. The effects of these laws would result in Medicare payment reductions capped at 4% total under current law. Historically, Congress has consistently waived PAYGO sequestration when triggered, including after ARPA, but there is no guarantee of future waivers and such waivers may not occur in the present term due to negotiations during the ongoing government shutdown. In addition, various bills have been introduced to amend PAMA, including the Results Act. It is difficult to predict whether, when or what other deficit reduction initiatives may be proposed by Congress. We anticipate that the federal budget deficit will continue to place pressures on government healthcare programs and impose additional spending reductions, which reductions could potentially lower the price that we receive for future solutions.
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
Changes in funding or disruptions at CMS, the FDA and other government agencies caused by funding shortages, staffing limitations, or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could adversely impact our business.
The ability of the FDA to review and provide marketing authorization of new products or changes to existing products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, federal government shutdowns, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund R&D activities is subject to the political process, which is inherently fluid and unpredictable. Decreases in government funding of research and development, including termination of federal employees and any reductions in funding to the U.S. National Institutes of Health may impact our business, as could changes in government programs that provide funding to research institutions and companies, including changes in the amount of funds allocated to different areas of research or changes that have the effect of increasing the length of time of the funding process. Disruptions at CMS, the FDA and other government agencies may also slow the time necessary for new medical devices or modifications to FDA cleared or approved medical devices to be reviewed and/or approved by necessary government agencies or delays in reimbursement approvals, which could adversely affect our business. For example, in recent years, the U.S. government has shut down several times (and a government shutdown began on October 1, 2025) and certain regulatory agencies, such as CMS and the FDA, have had to furlough critical employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including CMS and the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect CMS’s and the FDA’s ability to conduct routine activities.
In addition, during the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If the current government shutdown continues on a prolonged basis, a future prolonged shutdown occurs, or if funding shortages, staffing limitations or renewed global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other routine activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could adversely affect our business.
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
Many of our former, current, and future employees, consultants and contractors have been previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors and strategic partners. Some of these employees, consultants and contractors have executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment or engagement. We train our employees, consultants, and contractors not to bring, or use in their work proprietary information or technology from former employers. Although we intend for such training and other measures to ensure that our employees do not use the proprietary information or know-how of others in their work for us, to the extent that our employees, consultants or contractors use intellectual property rights or proprietary information owned by others in their work for us, we may be subject to claims that an employee has used or disclosed intellectual property, including trade secrets or other proprietary information, of such employee’s former employer. Litigation, which would be expensive, time-consuming, a distraction to management, and uncertain of outcome, may be necessary to defend against these claims.
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
As of September 30, 2025, we and our subsidiaries had approximately $400.0 million aggregate principal amount of debt outstanding under the 2023 Term Loan. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness, pay dividends and to fund our general corporate and capital requirements. The substantial indebtedness of us and our subsidiaries could have important consequences to our shareholders, including:
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
The indebtedness under the 2023 Term Loan is at variable rates of interest, which exposes us to interest rate risk. In addition, our 2023 Term Loan references the Secured Overnight Financing Rate (“SOFR”) as the primary benchmark rate for our variable rate indebtedness. If benchmark interest rates, including SOFR, were to increase, our debt service obligations on our variable rate indebtedness would increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, while our 2023 Term Loan will continue to be subject to SOFR, other factors may impact SOFR, including factors causing SOFR to cease to exist, new methods of calculating SOFR to be established, or the use of an alternative reference rate. Such circumstances are not entirely predictable, but could have an adverse impact on our financing costs and results of operations. As of September 30, 2025, we had $400.0 million outstanding principal amount of variable rate debt subject to interest rate exposure. While we currently hedge the interest rate risk on $200.0 million principal amount of this outstanding variable rate debt with a purchased interest rate cap derivative with a strike rate of 6.0% and a February 2026 maturity, the remainder of the outstanding amount is not similarly hedged. Accordingly, a 1% increase in interest rates would increase annual interest expense by $4 million.
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
In connection with our IPO, we, our directors and executive officers, and holders of substantially all of our common stock and securities exercisable for our common stock, entered into lock-up agreements with the underwriters that restrict our and their ability to sell or transfer shares of our common stock, and securities exercisable for shares of our common stock, for a period of 180 days from the date of the prospectus related to our IPO, subject to certain customary exceptions and a potential earlier termination, as described in the section titled “Shares Eligible for Future Sale” in the prospectus related to our IPO. In addition, BofA Securities, Inc. and either J.P. Morgan Securities LLC or Goldman Sachs & Co. LLC, certain of the underwriters of our IPO, may, in their sole discretion, release certain shareholders from the lock-up agreements prior to the end of the lock-up period. If not earlier released, all of our shares of common stock, other than those sold in our IPO, substantially all of which are freely tradable, will become eligible for sale upon expiration of the lock-up period, expected to expire on December 1, 2025, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).
In addition up to 22,906,854 shares of our common stock and 4,132,565 shares of our common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs under our 2020 Plan and 2025 Plan, respectively, in each case as of September 30, 2025, and up to approximately 14,114,397 shares of our common stock remained available for future issuance under our 2025 Incentive Plan (“2025 Plan”) and our Employee Stock Purchase Plan (“ESPP”) as of September 30, 2025, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, the lock-up agreements, and Rule 144 and Rule 701 under the Securities Act. We have filed a registration statement to register all of the shares of common stock issuable upon exercise of options or other equity incentive awards granted under our 2025 Plan or issued pursuant to our ESPP and with respect to our 2020 Plan, all shares of common stock issuable upon the exercise of stock options or RSUs granted under our 2020 Plan that were outstanding as of the IPO. If any of these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
Further, holders of approximately 245.9 million shares as of September 30, 2025 have rights, subject to some conditions and the lock-up agreements described above, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other shareholders.
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
As of September 30, 2025, David D. Halbert, our Founder, Chairman, and Chief Executive Officer, beneficially owns approximately 44.0% of our outstanding common stock. As a result, Mr. Halbert will be able to significantly influence all matters submitted to our shareholders for approval, including the election of directors, amendments to our certificate of formation and bylaws, and the approval of significant corporate transactions, regardless of whether others believe that any such transaction is in our best interests.
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
We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our IPO (i.e. the fiscal year ending December 31, 2030), (ii) the first fiscal year after our annual gross revenues are $1.235 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in nonconvertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.
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
Our amended and restated certificate of formation provides that, unless we consent in writing to the selection of an alternative forum, the Business Court in the First Business Court Division of the State of Texas will be the exclusive forum for the following types of actions or proceedings under Texas statutory or common law:
•any derivative action or proceeding brought on our behalf (subject to the ownership requirements in our Amended and Restated Bylaws);

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
There has been increasing and evolving public focus by investors, patients, environmental activists, the media, and governmental and nongovernmental organizations on a variety of environmental, social, and other sustainability matters. We may experience regulatory or commercial pressure to make commitments relating to sustainability matters, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social, and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. If we fail to comply with new or existing laws, regulations or reporting requirements relating to ESG or sustainability matters, or we fail to provide complete and accurate information to our suppliers, customers or other business partners, we could be subject to penalties and our reputation and business could be adversely impacted.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Disclosure of Trading Arrangements
During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as described in the paragraph below.
On August 19, 2025, Luke Power, our Senior Vice President, Chief Financial Officer and Chief Accounting Officer, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Power’s plan provides for, subject to certain market price limits set forth in the plan, the exercise of up to 62,250 vested stock options and the associated sale of shares remaining after the satisfaction of exercise price and tax withholding obligations between December 11, 2025 and June 11, 2026.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Formation of Caris Life Sciences, Inc.	8-K	001-42706	3.1	June 20, 2025
3.2	Amended and Restated Bylaws of Caris Life Sciences, Inc.	8-K	001-42706	3.1	October 30, 2025
10.1	Third Amendment, dated August 8, 2025, to Lease Agreement by and between WPT LAND 2 LP and Caris MPI, Inc.					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101.					X

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

CARIS LIFE SCIENCES, INC.
Date: November 05, 2025	By:	/s/ David D. Halbert
David D. Halbert
Founder, Chairman, and Chief Executive Officer
(Principal Executive Officer)

Date: November 05, 2025	By:	/s/ Luke Power
Luke Power
Senior Vice President, Chief Financial Officer, and Chief Accounting Officer
(Principal Financial and Accounting Officer)