Form 10-Q
period 2026-03-31
Caris Life Sciences, Inc.
filed 2026-05-08
CIK 2019410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2026, the registrant had 282,680,695 shares of common stock, par value $0.001 per share, outstanding.

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
The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these terms or other similar expressions, are intended to identify forward looking statements. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•developments in the precision medicine industry, including the market size for molecular information services and our biopharma partners’ use of molecular information;
•our expectations as to our addressable U.S. market in oncology, future financial performance, results of operations, or other operational results or metrics;
•our ability to scale the Caris platform and develop and successfully launch new solutions or enhancements to existing solutions, as well as commercial market acceptance for our solutions, acceptance of preventive as well as diagnostic testing paradigms, and our ability to generate and meet demand for new and enhanced solutions;
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
•our ability to establish, maintain, protect, enforce and enhance our intellectual property rights;
•federal, state, and foreign regulatory requirements, including FDA regulation of our solutions, the timing, likelihood, or conditions of regulatory filings and approvals, and our compliance with applicable laws and regulations;
•our ability to hire and retain key personnel;
•our anticipated cash needs and our estimates regarding our capital requirements;
•our estimates regarding our expenses, future revenue, and capital requirements; and
•remediating the material weakness in our internal control over financial reporting.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025 and in other filings we make with the Securities and Exchange Commission from time to time. Moreover, we operate in a competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
CARIS LIFE SCIENCES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)	As of March 31,	As of December 31,
	2026	2025

Assets
Current assets:
Cash, cash equivalents, and restricted cash	$821,147	$797,799
Short-term marketable securities	2,315	2,295
Accounts receivable	90,517	112,140
Supplies	76,289	63,625
Prepaid expenses and other current assets	23,912	21,941
Total current assets	1,014,180	997,800
Property and equipment, net	82,669	63,170
Goodwill	19,344	19,344
Other assets	46,195	45,349
Total assets	$1,162,388	$1,125,663
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$69,802	$39,206
Accrued expenses and other current liabilities	73,921	87,770
Current portion of indebtedness	173	169
Total current liabilities	143,896	127,145
Long-term indebtedness, net of debt discounts	381,402	378,823
Other long-term liabilities	43,600	42,388
Total liabilities	568,898	548,356
Commitments and contingencies (see note 7)
Shareholders' equity:
Preferred stock, $0.001 par value per share; 100,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value per share; 2,800,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 284,262,436 and 284,137,810 shares issued as of March 31, 2026 and December 31, 2025, respectively; 282,650,723 and 282,526,097 shares outstanding as of March 31, 2026 and December 31, 2025, respectively; shares issued and outstanding include 23,446 unvested shares subject to repurchase as of March 31, 2026 and December 31, 2025	284	283
Treasury stock at cost, 1,611,713 shares of common stock as of March 31, 2026 and December 31, 2025	(16,896)	(16,896)
Additional paid-in capital	3,158,455	3,141,720
Accumulated deficit	(2,549,246)	(2,548,736)
Accumulated other comprehensive income	893	936
Total shareholders' equity	593,490	577,307
Total liabilities and shareholders' equity	$1,162,388	$1,125,663
The accompanying notes are an integral part of these condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(amounts in thousands, except share and per share data)	Three Months Ended March 31,
	2026	2025

Revenue:
Molecular profiling services	$210,800	$114,081
Pharma research and development services	5,374	6,834
Total revenue	216,174	120,915
Costs and operating expenses:
Cost of Services - Molecular profiling services	72,884	60,894
Cost of Services - Pharma research and development services	1,942	2,958
Selling and marketing expense	45,043	39,829
General and administrative expense (see note 8)	59,708	52,119
Research and development expense	31,315	23,066
Total costs and operating expenses	210,892	178,867
Income (Loss) from operations	5,282	(57,952)
Other expense, net:
Interest income	6,834	503
Interest expense	(12,809)	(12,782)
Changes in fair value of financial instruments	—	(32,333)
Other income (expense), net	49	(17)
Total other expense, net	(5,926)	(44,629)
Loss before income taxes and income tax benefit	(644)	(102,581)
Income tax benefit	134	—
Net loss	(510)	(102,581)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(43)	35
Comprehensive loss	(553)	(102,546)

Net loss attributable to common shareholders:
Net loss	(510)	(102,581)
Adjustments of redeemable convertible preferred stock to redemption value	—	(24,462)
Net loss attributable to common shareholders	$(510)	$(127,043)
Net loss per share attributable to common shareholders, basic and diluted	$0.00	$(3.57)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	282,562,013	35,623,042
The accompanying notes are an integral part of these condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Three Months Ended March 31, 2026
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2025	282,526,097	$283	1,611,713	$(16,896)	$3,141,720	$(2,548,736)	$936	$577,307
Stock-based compensation	19,216	—	—	—	15,872	—	—	15,872
Issuance of common stock upon exercise of stock options	135,264	1	—	—	920	—	—	921
Shares withheld for taxes related to net exercise of options	(29,854)	—	—	—	(56)	—	—	(56)
Other comprehensive loss	—	—	—	—	(1)	—	(43)	(44)
Net loss	—	—	—	—	—	(510)	—	(510)
Balances at March 31, 2026	282,650,723	$284	1,611,713	$(16,896)	$3,158,455	$(2,549,246)	$893	$593,490

	Three Months Ended March 31, 2025
	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Related Party Promissory Note Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Deficit
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2024	734,142,041	$2,221,651	35,842,319	$38	182,500	$(330)	$—	$(26,456)	$(2,472,299)	$210	$(2,498,837)
Stock-based compensation	—	—	—	—	—	—	14,691	—	—	—	14,691
Issuance of common stock upon exercise of stock options	—	—	833,350	—	—	—	1,433	—	—	—	1,433
Interest income from related party promissory notes	—	—	—	—	—	—	—	(128)	—	—	(128)
Payoff of related party promissory notes	—	—	—	—	—	—	—	26,584	—	—	26,584
Repurchases of common stock	—	—	(1,438,138)	—	1,438,138	(16,587)	—	—	—	—	(16,587)
Adjustment of redeemable convertible preferred Series C and Series D to redemption value	—	24,462	—	—	—	—	(16,110)	—	(8,352)	—	(24,462)
Other comprehensive income	—	—	—	—	—	—	(14)	—	—	35	21
Net loss	—	—	—	—	—	—	—	—	(102,581)	—	(102,581)
Balances at March 31, 2025	734,142,041	$2,246,113	35,237,531	$38	1,620,638	$(16,917)	$—	$—	$(2,583,231)	$245	$(2,599,865)
The accompanying notes are an integral part of these condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities
Net loss	$(510)	$(102,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,065	7,045
Stock-based compensation expense	15,872	14,691
Non-cash operating lease expense	1,323	1,452
Amortization of debt discounts	2,624	1,945
Changes in fair value of financial instruments	—	32,333
Other	214	456
Changes in operating assets and liabilities:
Accounts receivable	21,623	7,913
Supplies	(13,328)	2,061
Prepaid expenses and other current assets	(1,554)	2,470
Other assets	153	36
Accounts payable	16,371	(1,739)
Accrued expenses and other liabilities	(14,977)	2,580
Net cash provided by (used in) operating activities	32,876	(31,338)

Cash flows from investing activities
Purchases of property and equipment	(10,342)	(2,689)
Net cash used in investing activities	(10,342)	(2,689)

Cash flows from financing activities
Payments made on finance lease obligations	(40)	(22)
Proceeds from exercise of stock options	920	1,434
Payment of taxes withheld from net settlement of exercised options and vested RSUs	(56)	—
Payment of deferred offering costs	—	(105)
Repurchase of common stock	—	(22)
Net cash provided by financing activities	824	1,285

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10)	4
Net increase (decrease) in cash, cash equivalents, and restricted cash	23,348	(32,738)

Cash, cash equivalents, and restricted cash at beginning of period	800,042	68,028
Cash, cash equivalents, and restricted cash at end of period	$823,390	$35,290

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$819,901	$31,201
Restricted cash	3,489	4,089
Total cash, cash equivalents, and restricted cash	$823,390	$35,290
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
Unaudited Interim Consolidated Financial Information
The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of March 31, 2026, its results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date and should be read in conjunction with the audited annual consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from these unaudited condensed consolidated financial statements.
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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period the Company delivers goods or provides services, or when the right to consideration is unconditional. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. As of March 31, 2026 and December 31, 2025, the unbilled receivable balance was $3.7 million and $7.2 million, respectively, which is included in accounts receivable on the condensed consolidated balance sheets.
The Company recognizes contract liabilities primarily related to payments received in advance of satisfaction of performance obligations from contracts with customers. Contract liabilities are relieved as the Company fulfills its obligations under the contract and revenue is recognized. As of March 31, 2026 and December 31, 2025, the contract liability balance was $25.0 million and $24.5 million, respectively, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

The following table shows the changes in the contract liabilities during the period:

(amounts in thousands)
Balance at December 31, 2025	$24,492
Increase in contract liabilities	2,989
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(1,997)
Revenue recognized from performance obligations satisfied within the same period	(515)
Balance at March 31, 2026	$24,969
The amount of revenue recognized during the three months ended March 31, 2025 pertaining to amounts deferred as of December 31, 2024 was $1.8 million.
Transaction Price Allocated to Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes contract liabilities and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. The Company has elected not to disclose information regarding the transaction price allocated to the remaining performance obligations for which the original expected duration of the contract is one year or less. The amount of transaction price allocated to the remaining performance obligations for contracts with original expected duration over one year as of March 31, 2026 was $7.6 million. The Company expects to recognize substantially all of this amount within the next twelve months.
Additionally, for the three months ended March 31, 2026 and 2025, the Company recorded $10.3 million and $3.9 million, respectively, of adjustments to revenue related to services delivered in prior periods, which is based on variability that was subsequently resolved.
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
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash primarily with domestic financial institutions of high credit quality, with balances that exceed amounts insured by the Federal Deposit Insurance Corporation as of March 31, 2026 and December 31, 2025, respectively.
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
For the three months ended March 31, 2026 and 2025, the Company's revenues were primarily derived from the sale of Caris molecular profiling services. As discussed above, payment terms of the services are a function of a patient’s existing insurance benefits and applicable reimbursement contracts established between the Company and payers. Revenue associated with each payer, including its affiliated entities, as a percentage of the Company’s total revenue for the respective period, and accounts receivable balance attributable to each payer, including its affiliated entities, as a percentage of the Company’s total accounts receivable balance at the respective condensed consolidated balance sheet date, are as follows:

	% Revenue for the three months ended March 31,		% Accounts receivable as of
Major Payer	2026	2025	March 31, 2026	December 31, 2025

Payer 1	40.2%	51.2%	25.0%	18.4%
Payer 2	17.4%	13.5%	33.6%	22.6%
Payer 3	12.8%	*	*	*
*Represents major payers below 10.0%.
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
As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value based on the short-term nature of these items. There were no transfers between Levels 1, 2 or 3 for the periods ended March 31, 2026 and December 31, 2025.
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	As of March 31, 2026
	Fair Value	Level 1	Level 2	Level 3

Financial assets	(amounts in thousands)
Short-term marketable securities	$2,315	$2,315	$—	$—

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3

Financial assets	(amounts in thousands)
Short-term marketable securities	$2,295	$2,295	$—	$—
Debt - 2023 Term Loan
As of March 31, 2026, the estimated fair value of the 2023 Term Loan (as defined in Note 6) was $406.5 million, compared to a carrying value of $381.1 million. As of December 31, 2025, the estimated fair value of the 2023 Term Loan was $373.5 million, compared to a carrying value of $378.5 million. Due to the Company’s repayment of the 2023 Term Loan on April 1, 2026 (as discussed in Note 11), the Company determined that the fair value of the 2023 Term Loan as of March 31, 2026 was equal to the amount repaid.
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
Because the Company has reported a net loss for the three months ended March 31, 2026 and 2025, basic net loss per share attributable to common shareholders is calculated by dividing net loss attributable to common shareholders by the weighted-average common stock outstanding during the period, without consideration for potential common stock equivalents. Net loss attributable to common shareholders is equal to net loss less accretion on preferred securities to their redemption value to the extent such securities are outstanding during the period, where applicable. Diluted net loss per share attributable to common shareholders is calculated by adjusting the weighted-average stock outstanding for the dilutive effect of potential common stock equivalents outstanding. For purposes of calculating the diluted net loss per share attributable to common shareholders, redeemable convertible preferred stock, promissory notes, warrants, restricted stock units, and stock options are considered to be potential common stock equivalents but are excluded from the calculation of diluted net loss per share attributable to common shareholders because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share attributable to common shareholders was the same for all periods presented.
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
Prepaid expenses and other current assets consist of the following:

	As of March 31, 2026	As of December 31, 2025

	(amounts in thousands)
Prepaid expenses	$19,623	$19,586
Other current assets	4,289	2,355
Total prepaid expenses and other current assets	$23,912	$21,941

Property and Equipment, Net
Property and equipment, net consist of the following:

	As of March 31, 2026	As of December 31, 2025

	(amounts in thousands)
Computer equipment and software	$80,570	$76,430
Capitalized software	29,483	27,898
Laboratory equipment	124,312	106,227
Furniture and fixtures	8,410	8,368
Leasehold improvements/Leased buildings	64,215	63,812
Aircraft and leased equipment	21,415	21,415
Total property and equipment	328,405	304,150
Less: accumulated depreciation and amortization	(245,736)	(240,980)
Property and equipment, net	$82,669	$63,170
Total depreciation and amortization expense was $5.1 million and $7.0 million for the three months ended March 31, 2026 and 2025, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of March 31, 2026	As of December 31, 2025

	(amounts in thousands)
Trade accruals	$8,495	$6,887
Accrued payroll and employee medical	15,394	11,104
Accrued bonus	8,556	31,487
Current portion of early exercise stock option liability	327	327
Contract liability	24,969	24,492
Current portion of operating lease liabilities	5,836	6,359
Other accrued expenses	10,344	7,114
Total accrued expenses and other current liabilities	$73,921	$87,770
Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	As of March 31, 2026	As of December 31, 2025

	(amounts in thousands)
Long-term operating lease liabilities, net of current portion	$43,547	$42,335
Long-term portion of early exercise stock option liability	53	53
Total other long-term liabilities	$43,600	$42,388
Note 4. Income Taxes
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
The Company is subject to taxation in the United States and various states and foreign jurisdictions. Due to the net operating loss carryforwards, all years remain open for income tax examination by the taxing authorities.
On July 4, 2025, H.R. 1, known as the One Big Beautiful Bill Act (the “OBBBA”), was signed into law. The OBBBA includes a broad range of tax reform provisions, including extending and modifying certain key provisions from the 2017 Tax Cuts & Jobs Act (both domestic and international). The Company is still evaluating the potential impacts of the OBBBA on the condensed consolidated financial statements.
Note 5. Shareholders’ Equity and Equity Compensation
Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share. As of March 31, 2026, there were no shares of preferred stock issued and outstanding.
Common Stock
As of March 31, 2026 and December 31, 2025, 2,800,000,000 shares of common stock with a $0.001 par value were authorized. There were 282,650,723 and 282,526,097 shares outstanding as of March 31, 2026 and December 31, 2025, respectively.
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
2020 Incentive Plan
Prior to the initial public offering (“IPO”), the 2020 Incentive Plan (the “2020 Plan”) provided for the Company’s grant of awards of options, restricted awards, performance awards or share appreciation rights to employees, consultants, and directors of the Company. A total of 20,400,342 shares of common stock are reserved for issuance upon the exercise of all awards granted or available to be granted under the 2020 Plan as of March 31, 2026. In June 2025, in connection with the IPO and the adoption of the 2025 Incentive Plan (as defined below), the Company will not make any additional grants under the 2020 Plan. Any outstanding awards granted under the 2020 Plan remain subject to the terms of the 2020 Plan, and any shares underlying outstanding awards under the 2020 Plan that expire or are repurchased, forfeited, canceled, or withheld will become available for issuance under the 2025 Incentive Plan.
2025 Incentive Plan
Effective May 23, 2025, the Company’s Board of Directors adopted, and the shareholders approved, the 2025 Incentive Plan (the “2025 Plan”). The 2025 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), share appreciation rights, restricted awards, performance awards, and other awards. As of March 31, 2026, a total of 9,030,051 shares of common stock were reserved for issuance in settlement of awards granted under the 2025 Plan. The material terms of the 2025 Plan are substantially similar to the 2020 Plan, except with respect to the number of authorized shares, which initially equaled 15,125,002 shares, plus the number of shares that would return to the share reserve of the 2020 Plan following the pricing of the Company's IPO.
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
To the extent permitted by applicable laws or any exchange rule, any shares of common stock issued under the 2025 Plan that are issued (a) in connection with the Company's acquisition of an unaffiliated business entity, (b) to the employees of such entity, and (c) in substitution of equity incentive awards previously issued to such employees by such entity shall not reduce the number of shares of common stock available for issuance under the 2025 Plan.

Employee Stock Purchase Plan
The Company’s Board of Directors has adopted, and the shareholders approved, the 2025 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The ESPP enables eligible employees to purchase shares of the Company’s common stock with payroll deductions. A total of 2,571,250 shares of the Company’s common stock were initially reserved for issuance under the ESPP. As of March 31, 2026, 2,825,260 shares under the ESPP were available to purchase.
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
The Company began recognizing stock-based compensation expense related to the ESPP upon commencement of the initial offering period on December 1, 2025. Compensation expense is recognized on a straight-line basis over the six-month offering period, based on the fair value of the purchase rights granted to participants as determined under ASC 718. The impact of the ESPP on the Company’s condensed consolidated financial statements for the three months ended March 31, 2026 was not material. For the three months ended March 31, 2026, no shares were issued under the ESPP.
Option Activity
Under the 2020 Plan, the Company has granted incentive stock options and non-qualified stock options to its employees and other service providers (non-employees). Most of the Company’s stock options vest incrementally over five years, subject to the grantee's continuous employment with the Company (“time-vesting options”). The Company recognizes compensation cost on a straight-line basis over the requisite service period for its time-vesting options. In addition to its time-vesting options, the Company has also granted stock options to certain non-employees for which vesting is tied to the grantee’s performance (“performance-vesting options”). The Company evaluates whether it is probable that the performance metric will be achieved for its performance-vesting options and recognizes compensation cost on a straight-line basis over the implied service period if achievement of the performance metric is deemed probable. No option shall be exercisable after the expiration of 10 years from the date it was granted. The exercise price of each option shall be not less than 100.0% of the fair market value of the common stock subject to the option on the date the option is granted. The Company has not granted stock options under the 2025 Plan as of March 31, 2026.

The following table summarizes the Company's stock option activity during the three months ended March 31, 2026:

	Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contract	Intrinsic
	Options	Per Share	Term	Value
			(in years)	(in thousands)
Total outstanding as of December 31, 2025:	21,885,508	$10.23	4.99	$366,605
Granted	—	—
Exercised*	(136,099)	11.82
Forfeited or expired	(89,107)	17.57
Total outstanding as of March 31, 2026	21,660,302	$10.19	4.73	$170,885
Total exercisable as of March 31, 2026	16,748,086	$8.01	3.84	$166,953
Total vested or expected to vest as of March 31, 2026	21,091,459	$9.98	4.64	$170,562
*Includes 835 shares exercised but not settled as of March 31, 2026.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.
The total intrinsic value of options exercised was $1.4 million and $1.8 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was approximately $42.0 million of total unrecognized stock-based compensation cost related to the unvested options under the 2020 Plan, which is expected to be recognized over a weighted-average period of 2.50 years.
Restricted Awards Activity
The Company grants restricted stock units (“RSUs”) that will be settled in shares of the Company's common stock upon vesting to its employees, consultants and non-employee directors. Vesting of restricted stock units granted generally occurs incrementally over four years, subject to the grantee's continuous service with the Company.
Performance Restricted Stock Unit Awards Activity
In March 2026, the Company granted performance restricted stock units (“PSUs”) as a form of stock-based compensation. A percentage of the number of PSUs will vest based upon achieving the Company’s operational target as of the end of 2026, and subject to continuous service by the employees through March 2028. Fifty percent of the aggregate number of achieved PSUs (if any) will vest upon certification in March 2027, with the remaining fifty percent vesting in March 2028. The grant date fair value of the PSUs was determined using the closing price of our common shares on the trading day prior to the grant date. Compensation expense for the PSUs is calculated based upon the most probable outcome of the possible performance conditions, and is recognized on a ratable straight-line basis over the requisite service period.

The following table summarizes the Company's RSU and PSU activity for the three months ended March 31, 2026:

		Weighted
		Average Grant
	Shares	Date Fair Value

Unvested as of December 31, 2025	4,494,342	$21.18
RSUs Granted	3,574,938	$19.22
PSUs Granted	1,286,010	$19.22
Vested	—	$—
Cancelled/forfeited	(83,750)	$21.05
Unvested as of March 31, 2026	9,271,540	$20.16
As of March 31, 2026, there was approximately $162.6 million of total unrecognized stock-based compensation cost related to unvested RSUs and PSUs, which is expected to be recognized over a weighted-average period of 3.16 years.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2026	2025

	(amounts in thousands)
Cost of services - Molecular profiling services	$1,323	$466
Cost of services - Pharma research and development services	13	1
Selling and marketing expense	3,816	1,243
General and administrative expense	7,436	10,636
Research and development expense	3,284	2,346
Total	$15,872	$14,691
Valuation of Stock-Based Awards
The Company records stock-based compensation expense for stock-based awards based on the estimated fair value of the awards on the date of the grant. The fair value of the Company’s restricted stock units is based on the fair value of the Company’s common stock at the closing market price on the day before the date of grant.
The Company estimates the fair value of stock options using a Black-Scholes option pricing model. Prior to the IPO, the absence of a public market for the Company’s common stock required the Company’s Board of Directors to estimate the fair value of its common stock for purposes of granting options and for determining stock-based compensation expense by considering several objective and subjective factors, including contemporaneous third-party valuations, actual and forecasted operating and financial results, market conditions and performance of comparable publicly traded companies, developments and milestones in the Company, the rights and preferences of common and convertible preferred stock, transactions involving the Company’s common stock, and assumptions for a discount for lack of marketability. The fair value of the Company’s common stock was determined in accordance with the applicable elements of the American Institute of Certified Public Accountants Accounting and Valuations Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation. Following the IPO, the fair value of the Company’s common stock is determined based on its closing market price.

The key assumptions used in determining the fair value of options granted and a summary of the methodology applied to develop each assumption are as follows:

Three Months Ended March 31,
2025

Expected volatility	69.0% - 69.5%
Risk-free interest rate	3.9% - 4.1%
Expected term (years)	5.00 - 6.55
Expected dividend rate	—%
Expected forfeiture rate	—% - 8.3%
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
For the three months ended March 31, 2026, there were no options granted.
Expected volatility. This is a measure of the amount by which the share price has fluctuated or is expected to fluctuate. An increase in the expected price volatility will increase the fair value of the option granted and the related compensation expense. As the Company was not publicly traded prior to June 2025, the expected price volatility for the Company's options was determined by using an average of historical volatilities of selected industry peers deemed to be comparable to the business corresponding to the expected term of the awards. Subsequent to the Company’s IPO, expected volatility is based on the historical volatility of its common stock.
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

Note 6. Long-Term Debt
The carrying value of debt presented within current portion of indebtedness and long-term indebtedness, net of debt discounts on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 includes the following components:

	As of March 31, 2026	As of December 31, 2025

	(amounts in thousands)
Term loan Initial Draw - January 18, 2023	$200,000	$200,000
Exit fee on term loan - January 18, 2023	2,000	2,000
Term loan Subsequent Draw - March 5, 2024	200,000	200,000
Exit fee on term loan - March 5, 2024	2,000	2,000
Less: Amortized debt discounts and financing costs (1)	(22,926)	(25,550)
Net debt	$381,074	$378,450
Compound bifurcated derivative liability	$—	$—

(1) Includes debt discounts of $28.3 million associated with the initial carrying value of compound bifurcated derivative liability.
Maturities of the Company’s debt are expected to be as follows as of March 31, 2026:

Amount
(amounts in thousands)
Years Ending December 31,
Remainder of 2026	$—
2027	—
2028	400,000
On April 1, 2026, the Company fully repaid the 2023 Term Loan (as defined below) maturing in 2028, and entered into a new credit agreement with a different lender. See Note 11 for additional details.
Term Loan
On January 18, 2023, the Company entered into the 2023 Term Loan Agreement with OrbiMed Royalty & Credit Opportunities III, LP, OrbiMed Royalty & Credit Opportunities IV, LP (collectively, “OrbiMed”), and Braidwell Transaction Holdings LLC (“Braidwell”, and collectively with OrbiMed, the “2023 Lenders”). Pursuant to the 2023 Term Loan Agreement, the Company issued senior, secured promissory notes by which the 2023 Lenders agree to lend the Company up to an aggregate principal amount of $400.0 million (the “2023 Term Loan”), $200.0 million of which was received by the Company upon issuance (the “Initial Draw”), and the remaining $200.0 million was received by the Company in March 2024 (the “Delayed Draw”).
Until the earlier of December 31, 2024 or the date on which the 2023 Term Loan amount was fully drawn, which occurred on March 5, 2024, the undrawn balance of the 2023 Term Loan Agreement was subject to a fee of 0.5% per annum. The outstanding principal amount of the 2023 Term Loan is due and payable on January 18, 2028. If an event of default occurs and is continuing, the 2023 Lenders may declare all amounts outstanding under the 2023 Term Loan Agreement to be immediately due and payable. A final payment exit fee equal to 1.0% of the amount funded under the 2023 Term Loan Agreement is due upon prepayment or maturity. Amounts borrowed pursuant to the 2023 Term Loan Agreement may be prepaid at any time. Upon prepayment, the Company is subject to a prepayment penalty based on the timing of repayment.
The 2023 Term Loan bears interest at a rate per annum equal to a fixed margin of 6.5% plus the greater of (a) forward-looking three-month secured overnight financing rate (“SOFR”) and (b) 2.5%. In the event of default, the fixed margin shall increase by 3.0% per annum. As of March 31, 2026, the interest rate was 10.2%. Regular quarterly payments are interest-only for the 60-month term of the 2023 Term Loan Agreement, with the principal due at maturity. The effective interest rate for the Initial Draw of the 2023 Term Loan is 17.0%, and the effective interest rate for the Delayed Draw of the 2023 Term Loan is 12.0%.
The Company’s obligations under the 2023 Term Loan Agreement are secured by a first lien security interest in substantially all of the assets of the Company and its subsidiaries. The 2023 Term Loan Agreement contains certain customary representations and warranties, affirmative and negative covenants, financial covenants, and events of default applicable to the Company and its subsidiaries. Additional covenants include those restricting dispositions, fundamental changes to its business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. At March 31, 2026, the Company was in compliance with all covenants.
Interest Expense
The components of interest expense associated with the Company’s long-term indebtedness, excluding finance leases, are as follows:

	Three Months Ended March 31,
	2026	2025

	(amounts in thousands)
Debt discount amortization	$2,624	$1,945
Interest expense	10,172	10,829
Interest expense on long-term indebtedness, excluding finance leases	$12,796	$12,774
Note 7. Commitments and Contingencies
Purchase Obligations
The Company enters into various supply agreements that contains purchase commitments. Most of the commitments are based on a binding forecast for an agreed-upon period, which is 12-month or less.
Litigation
During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal and regulatory actions and proceedings. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings are likely to have a material adverse effect on its financial position as of March 31, 2026 and December 31, 2025, nor its results of operations or cash flows for the three months ended March 31, 2026 and 2025.
Note 8. Related Parties
The Company's officers and directors have ownership interests in certain vendors providing services to the Company. During the three months ended March 31, 2026 and 2025, the Company made payments to these entities for services and expenses for $0.8 million and $0.7 million, respectively.
Additionally, during the three months ended March 31, 2026 and 2025, the Company recorded general and administrative expenses due to related parties of $1.0 million and $0.5 million, respectively.

Note 9. Net Loss Per Share Attributable to Common Shareholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended March 31,
(amounts in thousands, except share and per share data)	2026	2025

Net loss	$(510)	$(102,581)
Adjustments of redeemable convertible preferred stock to redemption value	—	(24,462)
Net loss attributable to common shareholders	$(510)	$(127,043)
Net loss per share attributable to common shareholders, basic and diluted	$0.00	$(3.57)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	282,562,013	35,623,042
The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common shareholders for the periods presented as they had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025

Series A preferred stock	—	121,448,823
Series B preferred stock	—	7,407,408
Series C preferred stock	—	29,050,209
Series D preferred stock	—	25,629,071
Outstanding warrants	—	6,273,609
Unvested RSUs and PSUs	9,271,540	1,284,540
Outstanding stock options	21,660,302	24,113,482
Shares committed under ESPP	146,450	—
Unvested shares subject to repurchase	23,446	43,603
Total	31,101,738	215,250,745
Note 10. Segment and Geographic Information
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
Significant segment expenses that the CODM reviews and utilizes to manage the Company’s operations are cost of services, sales and marketing, general and administrative, and research and development expenses at the consolidated level, which are presented in the Company’s condensed consolidated statements of operations and comprehensive loss. Other segment items in consolidated net loss include interest income, interest expense, changes in fair value of financial instruments, and other income (expense), net, which are presented in the Company’s condensed consolidated statements of operations and comprehensive loss.

The following table sets forth the Company’s revenue by geographic areas based on the customer’s location:

	Three Months Ended March 31,
	2026	2025

	(amounts in thousands)
United States	$213,836	$118,432
International	2,338	2,483
Total revenue	$216,174	$120,915
No single country outside of the United States accounted for more than 10.0% of total revenue during the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, approximately 99.0% of the Company’s total assets are located in the United States.
Note 11. Subsequent Events
On April 1, 2026, the Company entered into a financing agreement (the “2026 Financing Agreement”) providing for senior secured credit facilities consisting of (i) a $400.0 million initial term loan (the “Initial Term Facility”), (ii) a committed delayed draw term loan facility of up to $300.0 million, available to be drawn in one or more tranches through August 2027 (the “Delayed Draw Facility”), which Delayed Draw Facility may be used solely for permitted acquisitions (as defined in the 2026 Financing Agreement) and (iii) an uncommitted incremental facility of up to $500.0 million. The Initial Term Facility matures in April 2031. Borrowings under the 2026 Financing Agreement bear interest, at the Company’s election, at either the Term SOFR plus 5.00% or the Base Rate plus 4.00% (where Term SOFR and Base Rate are each as defined in the 2026 Financing Agreement filed as an exhibit to this Form 10-Q). Proceeds from the 2026 Financing Agreement, together with the Company’s cash on hand, were used to repay the 2023 Term Loan in full.
There were no other significant subsequent events identified through the date that the condensed consolidated financial statements were issued, that could impact the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in Item 1 of in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025. See the section titled “Special Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless context requires otherwise, references to “we,” “us,” “our,” “Caris,” or “the Company” here refer to Caris Life Sciences, Inc. together with its wholly owned subsidiaries.
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
We founded Caris in 2008 with the belief and vision that combining a vast set of consistently generated molecular information with robust data-driven insights could realize the potential of precision medicine for patients. We have spent the last 18 years developing and building our portfolio of comprehensive, proprietary molecular profiling solutions and generating what we believe to be one of the largest and most comprehensive multi-modal clinico-genomic datasets in oncology based on tests we have run on over 1,070,000 cases as of March 31, 2026. Our Caris Molecular Intelligence platform is purpose-built to leverage the convergence of next-generation sequencing (“NGS”), artificial intelligence (“AI”) and machine learning (“ML”) technologies, and high-performance computing. The power of our differentiated Caris platform has enabled us to develop the latest generation of advanced precision medicine diagnostic solutions designed to address the entire cancer care continuum, including early detection, minimal residual disease (“MRD”) tracking, therapy selection, and treatment monitoring, as well as to create molecular signatures and discover and develop novel precision medicine therapeutics.
Our Molecular Intelligence product portfolio consists of our MI Profile Platform, our whole exome sequencing (“WES”)/whole transcriptome sequencing (“WTS”) tissue-based molecular profiling solutions that have generated the majority of our revenue to date, our Caris Assure Platform, our WES/WTS blood-based molecular profiling solutions, and our Precision Whole Genome Platform, our whole genome sequencing (“WGS”) blood- and tissue-based profiling solutions. Our purpose-built, proprietary multi-omic profiling solutions capture and analyze molecular information from tissue and blood in a comprehensive manner. We believe this approach best positions us to provide actionable treatment pathways from targeted therapies to drive superior clinical outcomes for patients while also generating a rich dataset to power insights and innovation. Our molecular profiling solutions and the data generated by our multi-omic technology platform also provide value to our biopharma partners, such as Moderna, AbbVie, Xencor, Merck KGaA and Genentech, through partnerships that aim to increase the probability of technical and regulatory success of their therapeutic pipelines.
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
For the three months ended March 31, 2026 and 2025, we generated total revenue of $216.2 million and $120.9 million, respectively, and incurred net loss of $0.5 million and $102.6 million, respectively. Our Adjusted EBITDA was $26.2 million and $(36.2) million for the three months ended March 31, 2026 and 2025, respectively. While we have achieved net profit for the three months ended September 30, 2025 and December 31, 2025, we may continue to incur net losses in the near future, and our expenses are expected to increase as we continue to invest in developing new solutions, expand our organization, and increase our marketing efforts to continue to launch and drive market adoption of our solutions. Cash flow from operations was $32.9 million and $(31.3) million for the three months ended March 31, 2026 and 2025, respectively. Our free cash flow was $22.5 million and $(34.0) million for the three months ended March 31, 2026 and 2025, respectively. For additional information regarding Adjusted EBITDA and free cash flow, each non-GAAP financial measures, see “—Non-GAAP Financial Measures.” Additionally, as of March 31, 2026, we had cash, cash equivalents, restricted cash and marketable securities of $825.7 million, and the aggregate principal amount of debt outstanding under our existing term loan was $400.0 million. For additional information regarding our liquidity and capital resources, see “—Liquidity and Capital Resources.”
Key Factors Affecting Our Performance
We believe that our operating performance and future success depend on a number of factors that present significant opportunities for us and may pose risks and challenges, including those discussed below and in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025.
•Market acceptance and commercial success of our solutions. Our success and future growth will depend on maintaining and expanding market acceptance of our current and future molecular profiling solutions along with commercial success of these solutions across existing and new customers. Our MI Profile and Caris Assure case volumes have continued to increase over time. Changes in our case volumes and the pricing of our solutions, however, are generally not impacted by the cancer type. For the three months ended March 31, 2026 and 2025, the number of clinical cases was 52,800 and 45,900, respectively. We commercially launched our MI Cancer Seek solution in January 2025 as the WES/WTS NGS component of our MI Profile platform. We initiated the broad commercial launch of Caris Assure for therapy selection in the first quarter of 2024. Realizing the potential of Caris Assure and our future solutions, including Caris Detect, across the cancer treatment continuum is a key component of our business strategy. The commercial success of our solutions will depend upon, among other things, additional validation studies and clinical trials that demonstrate the effectiveness of our solutions, particularly for early detection, multi-cancer early detection (“MCED”), MRD tracking, and treatment monitoring, and the continued adoption of Caris Assure and the adoption of our other solutions, including Caris Detect, by patients, the medical community, and third-party payers. In addition, we expect that our ability to maintain and expand our sales, marketing, and distribution capabilities to support the increased adoption of our molecular profiling solutions will be a key factor in our success.
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
•Payer coverage and reimbursements. Our revenue and future revenue growth will depend on our success in achieving broad coverage and adequate reimbursement for our solutions from third-party payers. Coverage and reimbursement by third-party payers, including managed care organizations, private health insurers, and government healthcare programs for the types of solutions we offer can be limited and uncertain and may depend on a number of factors, including a payer’s determination that a product is appropriate, medically necessary, and cost-effective. Each payer will make its own decision as to whether to establish a policy or enter into a contract to cover our products and the amount it will reimburse for such products. While the average selling prices (“ASPs”) for our solutions reimbursed by a particular payer are determined by our arrangements with that payer and do not materially differ by cancer type, any fluctuation or differences in coverage and reimbursement among our third-party payers may impact our overall ASPs and gross margins. Moreover, if we are unable to obtain and/or maintain broad coverage and adequate reimbursement for our solutions from third-party payers, we may not be able to effectively increase our clinical case volume and our revenue would be impacted.
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
Other Expense, Net
Interest Income
Interest income consists primarily of interest earned on our cash and cash equivalents and marketable securities.

Interest Expense
Interest expense consists primarily of contractual interest expense on our term loan, amortization of the debt discount related to our term loan and convertible notes, and interest expense on our finance leases.
Changes in Fair Value of Financial Instruments
Changes in fair value of financial instruments consists of changes in the fair value of the warrant liability and changes in the fair value of derivative liabilities. Our warrants were classified as a liability on our condensed consolidated balance sheets and re-measured to fair value at each balance sheet date with the corresponding changes in fair value recorded within changes in fair value of financial instruments. All warrants were exercised upon the closing of the IPO.
Other Income (Expense), Net
Other income (expense), net consists of items related to foreign currency gains and losses, and additional immaterial items.
Results of Operations
The following table sets forth a summary of our results of operations for the periods presented:

(amounts in thousands)	Three Months Ended March 31,
	2026	2025

Revenue:
Molecular profiling services	$210,800	$114,081
Pharma research and development services	5,374	6,834
Total revenue	216,174	120,915
Costs and operating expenses (1):
Cost of Services - Molecular profiling services	72,884	60,894
Cost of Services - Pharma research and development services	1,942	2,958
Selling and marketing expense	45,043	39,829
General and administrative expense	59,708	52,119
Research and development expense	31,315	23,066
Total costs and operating expenses	210,892	178,867
Income (Loss) from operations	5,282	(57,952)
Other expense, net:
Interest income	6,834	503
Interest expense	(12,809)	(12,782)
Changes in fair value of financial instruments	—	(32,333)
Other income (expense), net	49	(17)
Total other expense, net	(5,926)	(44,629)
Loss before income taxes and income tax benefit	(644)	(102,581)
Income tax benefit	134	—
Net loss	$(510)	$(102,581)

____________________________
(1)Costs and operating expenses contain the following stock-based compensation expense:

	Three Months Ended March 31,
	2026	2025

	(amounts in thousands)
Cost of services - Molecular profiling services	$1,323	$466
Cost of services - Pharma research and development services	13	1
Selling and marketing expense	3,816	1,243
General and administrative expense	7,436	10,636
Research and development expense	3,284	2,346
Total	$15,872	$14,691
The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2026	2025

Revenue:
Molecular profiling services	98%	94%
Pharma research and development services	2%	6%
Total revenue	100%	100%
Costs and operating expenses:
Cost of Services - Molecular profiling services	34%	50%
Cost of Services - Pharma research and development services	1%	2%
Selling and marketing expense	21%	33%
General and administrative expense	28%	43%
Research and development expense	14%	19%
Total costs and operating expenses	98%	148%
Income (Loss) from operations	2%	(48)%
Other expense, net:
Interest income	3%	—%
Interest expense	(6)%	(11)%
Changes in fair value of financial instruments	—%	(27)%
Other income (expense), net	—%	—%
Total other expense, net	(3)%	(37)%
Loss before income taxes and income tax benefit	—%	(85)%
Income tax benefit	—%	—%
Net loss	—%	(85)%

Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,
			Change
	2026	2025	$	%

	(amounts in thousands)
Molecular profiling services	$210,800	$114,081	$96,719	84.8%
Pharma research and development services	5,374	6,834	(1,460)	(21.4)%
Total revenue	$216,174	$120,915	$95,259	78.8%
Total revenue was $216.2 million for the three months ended March 31, 2026, compared to $120.9 million for the three months ended March 31, 2025, an increase of $95.3 million, or 78.8%.
Molecular Profiling Services Revenue
Molecular profiling services revenue increased to $210.8 million for the three months ended March 31, 2026, from $114.1 million for the three months ended March 31, 2025, an increase of $96.7 million, or 84.8%.
MI Profile and Caris Assure clinical testing revenue increased year over year, driven primarily by higher reimbursement and higher clinical case volume. The average selling price for our MI Profile platform increased due to the launch of MI Cancer Seek and the associated higher reimbursement. In addition, therapy selection clinical cases increased from 40,100 MI Profile cases and 5,800 Caris Assure cases for the three months ended March 31, 2025, to 43,600 MI Profile cases and 9,200 Caris Assure cases for the three months ended March 31, 2026.
Revenue from clinical cases for patients covered by Medicare represented approximately 41.2% and 54.3% of our molecular profiling services revenue for the three months ended March 31, 2026 and 2025, respectively.
Pharma Research and Development Services Revenue
Pharma research and development services revenue decreased to $5.4 million for the three months ended March 31, 2026, from $6.8 million for the three months ended March 31, 2025, a decrease of $1.5 million, or 21.4%. The decrease is a result of the timing of delivery of services under the applicable agreements.
Cost of Services

	Three Months Ended March 31,
			Change
	2026	2025	$	%

	(amounts in thousands)
Cost of services - Molecular profiling services	$72,884	$60,894	$11,990	19.7%
Cost of services - Pharma research and development services	$1,942	$2,958	$(1,016)	(34.3)%
Cost of Services - Molecular Profiling Services
Cost of services - Molecular profiling services was $72.9 million for the three months ended March 31, 2026, compared to $60.9 million for the three months ended March 31, 2025, an increase of $12.0 million, or 19.7%.
The blood laboratory contributed an $8.6 million increase, in addition to an increase within the tissue laboratory of $3.4 million. The blood laboratory increase was primarily driven by an increase in materials and related testing costs of $8.1 million, an increase in labor costs of $0.7 million, and a $0.7 million increase in utilities, rent, and allocated overhead, offset by a decrease in depreciation expense of $0.8 million. The tissue laboratory increase was driven primarily by an increase in materials and related testing costs of $1.9 million, and an increase in labor costs of $2.6 million, offset by a decrease in depreciation expense of $0.6 million.

Cost of Services - Pharma Research and Development Services
Cost of services - Pharma research and development services was $1.9 million for the three months ended March 31, 2026, compared to $3.0 million for the three months ended March 31, 2025, a decrease of $1.0 million, or 34.3%. The decrease was driven primarily by a decrease in materials and related testing costs of $0.7 million, and a $0.5 million decrease in utilities, rent, and allocated overhead, offset by a decrease in labor costs of $0.4 million.
Gross Profit
Gross profit, calculated as total revenue less cost of services, was $141.3 million for the three months ended March 31, 2026, compared to $57.1 million for the three months ended March 31, 2025, an increase of $84.3 million, or 147.7%, primarily due to the increase in molecular profiling services revenue.
Selling and Marketing Expense

	Three Months Ended March 31,
			Change
	2026	2025	$	%

	(amounts in thousands)
Selling and marketing expense	$45,043	$39,829	$5,214	13.1%
Selling and marketing expenses were $45.0 million for the three months ended March 31, 2026, compared to $39.8 million for the three months ended March 31, 2025, an increase of $5.2 million, or 13.1%. This increase was primarily due to a $2.3 million increase in personnel costs to support existing solutions, and a $2.6 million increase in professional services and travel and marketing expenses.
General and Administrative Expense

	Three Months Ended March 31,
			Change
	2026	2025	$	%

	(amounts in thousands)
General and administrative expense	$59,708	$52,119	$7,589	14.6%
General and administrative expenses were $59.7 million for the three months ended March 31, 2026, compared to $52.1 million for the three months ended March 31, 2025, an increase of $7.6 million, or 14.6%. This increase was primarily due to a $3.2 million increase in labor costs and benefits associated with an expansion of personnel, a $2.7 million increase in consulting, audit and legal professional fees primarily due to the increased costs of operating as a public company, a $0.7 million increase in insurance expenses, a $0.8 million increase in utilities expenses, a $0.8 million increase in software licensing expenses, a $2.0 million increase in indirect tax expenses, a $0.8 million increase in rent expenses, and a $0.7 million increase in recruiting expenses, offset by a $1.3 million decrease in depreciation expense, and a $3.2 million decrease in stock-based compensation expense, which is primarily due to a one-time modification expense recorded for the three months ended March 31, 2025.
Research and Development Expense

	Three Months Ended March 31,
			Change
	2026	2025	$	%

	(amounts in thousands)
Research and development expense	$31,315	$23,066	$8,249	35.8%
Research and development expenses were $31.3 million for the three months ended March 31, 2026, compared to $23.1 million for the three months ended March 31, 2025, an increase of $8.2 million, or 35.8%. The increase was primarily driven by an increase of $4.9 million in material and reference testing costs associated with higher product development testing, a $1.1 million increase in depreciation expense, a $0.9 million increase in stock-based compensation, a $3.0 million increase in utilities expenses, offset by a $0.4 million reduction in allocated overhead, and a $1.1 million reduction in biorepository collection fees.
Other Expense, Net

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(amounts in thousands)
Interest income	$6,834	$503	$6,331	1,258.6%
Interest expense	(12,809)	(12,782)	(27)	0.2%
Changes in fair value of financial instruments	—	(32,333)	32,333	(100.0)%
Other income (expense), net	49	(17)	66	(388.2)%
Total other expense, net	$(5,926)	$(44,629)	$38,703	(86.7)%
Interest Income
Interest income was $6.8 million for the three months ended March 31, 2026, compared to $0.5 million for the three months ended March 31, 2025, an increase of $6.3 million, or 1,258.6%. This increase was primarily due higher cash balances within our interest-earning bank accounts.
Interest Expense
Interest expense was $12.8 million for the three months ended March 31, 2026 and for the three months ended March 31, 2025.
Changes in Fair Value of Financial Instruments
Changes in fair value of financial instruments were $0.0 million for the three months ended March 31, 2026, compared to $(32.3) million for the three months ended March 31, 2025, an increase of $32.3 million, or 100.0%. The increase is primarily due to the absence of financial instruments subject to fair value adjustments during 2026, whereas such instruments were outstanding in 2025 and were subject to fair value changes during the period.
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
Adjusted EBITDA
We define Adjusted EBITDA as net loss, adjusted to exclude interest income, interest expense, changes in fair value of financial instruments, other expense, net, income tax benefit, depreciation and amortization, and stock-based compensation expense.
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
The following table provides a reconciliation of net loss, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(amounts in thousands)
Net loss	$(510)	$(102,581)
Interest income	(6,834)	(503)
Interest expense	12,809	12,782
Changes in fair value of financial instruments	—	32,333
Other income (expense), net	(49)	17
Income tax benefit	(134)	—
Depreciation and amortization expense	5,065	7,045
Stock-based compensation expense	15,872	14,691
Adjusted EBITDA	$26,219	$(36,216)
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
The following table provides a reconciliation of net cash provided by (used in) operating activities, the most directly comparable financial measure presented in accordance with GAAP, to free cash flow for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(amounts in thousands)
Net cash provided by (used in) operating activities	$32,876	$(31,338)
Less: purchases of property and equipment	(10,342)	(2,689)
Free cash flow	$22,534	$(34,027)

Liquidity and Capital Resources
Sources of Liquidity
We may incur net losses in the near future, and our expenses will increase as we continue to invest in developing new solutions, expand our organization, and increase our marketing efforts to continue to launch and drive market adoption of our solutions. As of March 31, 2026, we had an accumulated deficit of $2.5 billion.
To date, we have funded our operations principally from the issuance of stock in private financings, issuance of common stock through our IPO, term loan borrowings and convertible debt, and through revenue from molecular profiling and pharma research and development services. As of March 31, 2026, we had cash and cash equivalents of $819.9 million and short-term marketable securities of $2.3 million. We believe our existing cash and cash equivalents, short-term marketable securities, and anticipated cash flows from operations will provide sufficient capital and liquidity to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We may, however, continue to require additional capital to meet our operational needs. See “—Indebtedness” and “—Cash Requirements” below for additional information regarding our cash requirements and various factors that may impact our liquidity and capital resources.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(amounts in thousands)
Net cash provided by (used in) operating activities	$32,876	$(31,338)
Net cash used in investing activities	$(10,342)	$(2,689)
Net cash provided by financing activities	$824	$1,285
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2026 was $32.9 million, which was due to a net change in our operating assets and liabilities of $8.3 million and net non-cash charges of $25.1 million, offset by a net loss of $0.5 million. The net change in our operating assets and liabilities was primarily the result of a $21.6 million decrease in accounts receivable, and a $16.4 million increase in accounts payable, offset by a $13.3 million increase in supplies, a $1.6 million increase in prepaid expenses and other current assets, and a $15.0 million decrease in accrued expenses and other liabilities. Net non-cash charges primarily consisted of $5.1 million of depreciation and amortization expense, $15.9 million of stock-based compensation expense, $1.3 million of non-cash operating lease expense, and $2.6 million in amortization of debt discount costs.
Net cash used in operating activities during the three months ended March 31, 2025 was $31.3 million, which was primarily due to a net loss of $102.6 million and a net change in our operating assets and liabilities of $13.3 million, offset by non-cash charges of $57.9 million. The net change in our operating assets and liabilities was primarily the result of a $1.7 million decrease in accounts payable, offset by a $7.9 million decrease in accounts receivable, a $2.5 million decrease in prepaid expenses and other current assets, a $2.1 million decrease in supplies, and a $2.6 million increase in accrued expenses and other liabilities. Net non-cash charges primarily consisted of $7.0 million of depreciation and amortization expense, $14.7 million of stock-based compensation expense, and $1.9 million in amortization of debt discount costs, offset by a $32.3 million loss within changes in the fair value of financial instruments.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2026 was $10.3 million, which was due to purchases of property and equipment of $10.3 million.
Net cash used in investing activities during the three months ended March 31, 2025 was $2.7 million, which was primarily due to purchases of property and equipment of $2.7 million.

Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2026 was $0.8 million, which was primarily due to exercises of stock options of $0.9 million.
Net cash provided by financing activities during the three months ended March 31, 2025 was $1.3 million, which was primarily due to proceeds from exercises of stock options of $1.4 million, offset by the payment of deferred offering costs of $0.1 million.
Indebtedness
2023 Credit Agreement
In January 2023, we entered into a term loan agreement, as amended with OrbiMed Royalty & Credit Opportunities III, LP, OrbiMed Royalty & Credit Opportunities IV, LP, and Braidwell Transaction Holdings LLC (the “2023 Lenders”), pursuant to which we issued senior, secured promissory notes and the Lenders agreed to lend us up to an aggregate principal amount of $400.0 million (the “2023 Term Loan”), $200.0 million of which was drawn down upon issuance of the notes. Net cash proceeds to us were $189.0 million, after deducting customary debt discounts and debt issuance costs. The net proceeds were used to repay in full our then-outstanding term loans, including an aggregate principal amount of $175.0 million, a prepayment premium of $5.0 million, and accrued and unpaid interest of $1.0 million. In March 2024, we drew down the remaining $200.0 million under the 2023 Term Loan. As of March 31, 2026, we had $400.0 million of borrowings outstanding under the 2023 Term Loan.
On April 1, 2026, the Company fully repaid the 2023 Term Loan before its 2028 maturity, and entered into a new credit agreement with a different lender. See “2026 Financing Agreement” below for additional details.
The aggregate principal amount outstanding under the 2023 Term Loan would have been due and payable on January 18, 2028. At any time during the occurrence and continuation of an event of default, the 2023 Lenders could declare all amounts outstanding under the 2023 Term Loan to be immediately due and payable. A final payment exit fee equal to 1.0% of the amount funded under the 2023 Term Loan and a prepayment premium were due upon prepayment or maturity, which amounts were paid with the proceeds of the 2026 Financing Agreement described below.
The aggregate principal amount under the 2023 Term Loan bore interest at a rate per annum equal to a fixed margin of 6.5% plus the greater of (a) forward-looking three-month secured overnight financing rate (“SOFR”) and (b) 2.5%. In the event of default, the fixed margin was set to increase by 3.0% per annum. As of March 31, 2026, the interest rate was 10.2%. Regular quarterly payments were interest-only for the 60-month term of the 2023 Term Loan, with the principal due at maturity.
Our obligations under the 2023 Term Loan were secured by a first lien security interest in substantially all of our assets and our subsidiaries’ assets. The 2023 Term Loan contained certain customary representations and warranties, affirmative and negative covenants, financial covenants, and events of default applicable to us and our subsidiaries. Additional covenants included those restricting dispositions, fundamental changes to our business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates, and subordinated debt. As of March 31, 2026, we were in compliance with all covenants under the 2023 Term Loan.
2026 Financing Agreement
On April 1, 2026, we as borrower, and certain of our subsidiaries as guarantors, entered into a Financing Agreement with lenders consisting of funds managed by Blue Owl Capital and Blackstone.
The 2026 Financing Agreement provides for certain senior secured credit facilities consisting of (a) an initial term loan in an aggregate principal amount equal to $400,000,000, funded at closing, (b) a committed delayed draw term loan facility in an aggregate principal amount that may be drawn in one or more tranches not to exceed $300,000,000 in the aggregate that may be used by the Company and its subsidiaries solely in connection with Permitted Acquisitions (as defined in the 2026 Financing Agreement), and (c) an uncommitted incremental facility in an aggregate principal amount not to exceed $500,000,000. Our obligations under the 2026 Financing Agreement are unconditionally and irrevocably guaranteed jointly and severally on a senior basis by certain of our existing and subsequently acquired subsidiaries, with certain exceptions as set forth in the 2026 Financing Agreement. The initial term facility matures on April 1, 2031 and the delayed draw facility is available through August 1, 2027.

Interest rates for loans under the 2026 Financing Agreement are, at our option, Term SOFR Rate or Base Rate (each as defined in the 2026 Financing Agreement), plus an additional margin. For the initial term loan or delayed draw term loans, the additional margin is 5.00% for Term SOFR Rate loans and 4.00% for Base Rate loans. The applicable margin in respect of any incremental term loans will be provided in the applicable incremental amendment. We may elect interest periods of one, three or six months (or, if agreed by all relevant lenders, twelve or fewer months or a period of shorter than one month) for any Term SOFR Rate loans.
The 2026 Financing Agreement contains a provision for mandatory prepayment upon the occurrence of certain events and provides for voluntary prepayment under certain conditions, with prepayments subject to a prepayment premium under certain conditions.
Subject to the limitations set forth in the 2026 Financing Agreement, the obligations are secured on a first priority basis by substantially all of our and our subsidiaries’ assets. The 2026 Financing Agreement contains certain customary affirmative and negative covenants restricting asset dispositions, fundamental changes to our business, mergers or acquisitions, indebtedness, subordinated debt, encumbrances, distributions, investments, sale-leaseback transactions, payments on junior debt, transactions with affiliates, as well as a financial covenant requiring maintenance of minimum qualified cash (unrestricted cash or marketable securities in accounts subject to control agreements) of $50 million tested as of the last day of each fiscal quarter.
The 2026 Financing Agreement contains certain usual and customary events of default, including failure to make payments when due, defaults in certain other agreements, breaches of covenants or representations, bankruptcy, and change of control. If an event of default occurs, the lenders under the 2026 Financing Agreement will be entitled to take various actions including acceleration of amounts due under the 2026 Financing Agreement.
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
There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026 as compared to the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2026, we had cash, cash equivalents, and restricted cash of $823.4 million, and short-term marketable securities of $2.3 million, consisting of interest-bearing money market accounts, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and investments.
Our borrowings under the 2023 Term Loan Agreement also subject us to market risk associated with movements in interest rates associated with forward-looking three-month SOFR. We had $400.0 million in variable rate debt outstanding as of March 31, 2026. A hypothetical 100 basis point adverse movement in the interest rate would increase our annual interest expense by $4.0 million. We hedged interest rate risk on $200.0 million of this variable rate debt with a purchased interest rate cap derivative that had a strike rate of 6.0%, which matured in February 2026. We did not receive any settlement payments from the counterparty to the interest rate cap for the year ended December 31, 2025 or the three months ended March 31, 2026.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026 due to the previously reported material weakness in our internal control over financial reporting pertaining to a lack of sufficient qualified accounting resources, including those necessary to account for and disclose accounting transactions that require complex calculations or thorough evaluation of the accounting literature.
Notwithstanding the material weakness in our internal control over financial reporting as of March 31, 2026, management believes that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2026, we continued our remediation efforts in connection with the previously identified material weakness. These remediation steps are ongoing and include the following:
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
Moreover, the existence of any claim or legal proceeding, regardless of the outcome, may adversely impact us because of diversion of management time and attention as well as the financial costs related to resolving such disputes. For additional information, see Part I, Item 1A, “Risk Factors—Risks Related to Regulation and Legal Compliance—We have been, are currently, and in the future may be the subject of government investigations, claims, audits, whistleblower and payer audits, overpayment and recoupment efforts and other litigation in the course of our business that could adversely affect our business and financial results” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 3, 2026.
Item 1A. Risk Factors
Our business faces a number of risks and uncertainties, whether currently known or unknown, including risks specific to us or our industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 3, 2026. The risks and uncertainties disclosed in such Annual Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. Additional risks and uncertainties that we are not currently aware of, or that we currently believe are not material, may also adversely affect our business.
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
We used a portion of the net proceeds from our IPO to satisfy tax withholding and remittance obligations related to the settlement of RSUs granted under our 2020 Plan that vested in connection with the initial public offering. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus dated as of June 17, 2025 and filed with the SEC pursuant to Rule 424(b)(4) on June 20, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Disclosure of Trading Arrangements
During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Formation of Caris Life Sciences, Inc.	8-K	001-42706	3.1	June 20, 2025
3.2	Amended and Restated Bylaws of Caris Life Sciences, Inc.	8-K	001-42706	3.1	October 30, 2025
10.1#§
Financing Agreement, dated as of April 1, 2026, by and among the Company, certain subsidiaries of the Company as guarantors, the lenders party thereto, and Blue Owl Capital Corporation, as administrative agent.
X
10.2†	Caris Life Sciences, Inc. Annual Incentive Plan.					X
10.3†	Executive Employment Agreement, dated as of August 2, 2022, by and between Caris Science, Inc. J. Russel Denton.					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101.					X

_________________________
#    The registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to provide further information regarding such omitted materials to the SEC upon request.
§    Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Regulation S-K, Item 601(b)(10), because such information (i) is not material and (ii) is of the type that the registrant treats as private or confidential.
†    Indicates a management contract or compensatory plan or arrangement.
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

CARIS LIFE SCIENCES, INC.
Date: May 08, 2026	By:	/s/ David Dean Halbert
David Dean Halbert
Founder, Chairman, and Chief Executive Officer
(Principal Executive Officer)

Date: May 08, 2026	By:	/s/ Luke Power
Luke Power
Senior Vice President, Chief Financial Officer, and Chief Accounting Officer
(Principal Financial and Accounting Officer)