Form 10-Q
period 2026-06-30
Caris Life Sciences, Inc.
filed 2026-08-05
CIK 2019410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
(Former name or former address, if changed since last report)
_________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CAI	The Nasdaq Stock Market LLC
Common Stock, $0.001 par value	CAI	New York Stock Exchange Texas
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2026, the registrant had 282,595,186 shares of common stock, par value $0.001 per share, outstanding.

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
•validation and performance of our solutions;
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
•government investigations or litigation;
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
Although we believe that the expectations reflected in our forward-looking statements are reasonable based on the information available to us when they are made, we cannot guarantee that the future results, advancements, discoveries, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these forward-looking statements. We undertake no obligation to update any forward-looking statements, which speak only as of the date they are made, for any reason after the date of this Quarterly Report.

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
CARIS LIFE SCIENCES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)	As of June 30,	As of December 31,
	2026	2025

Assets
Current assets:
Cash, cash equivalents, and restricted cash	$690,915	$797,799
Short-term marketable securities	102,200	2,295
Accounts receivable	116,888	112,140
Supplies	123,791	63,625
Prepaid expenses and other current assets	24,034	21,941
Total current assets	1,057,828	997,800
Property and equipment, net	95,716	63,170
Goodwill	19,344	19,344
Other assets	56,732	45,349
Total assets	$1,229,620	$1,125,663
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$85,986	$39,206
Accrued expenses and other current liabilities	105,273	87,770
Current portion of indebtedness	178	169
Total current liabilities	191,437	127,145
Long-term indebtedness, net of debt discounts	392,973	378,823
Other long-term liabilities	53,476	42,388
Total liabilities	637,886	548,356
Commitments and contingencies (see note 8)
Shareholders' equity:
Preferred stock, $0.001 par value per share; 100,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value per share; 2,800,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 282,582,915 and 284,137,810 shares issued as of June 30, 2026 and December 31, 2025, respectively; 282,582,915 and 282,526,097 shares outstanding as of June 30, 2026 and December 31, 2025, respectively; shares issued and outstanding include 23,446 unvested shares subject to repurchase as of June 30, 2026 and December 31, 2025	283	283
Treasury stock at cost, 0 and 1,611,713 shares of common stock as of June 30, 2026 and December 31, 2025, respectively	—	(16,896)
Additional paid-in capital	3,140,805	3,141,720
Accumulated deficit	(2,549,883)	(2,548,736)
Accumulated other comprehensive income	529	936
Total shareholders' equity	591,734	577,307
Total liabilities and shareholders' equity	$1,229,620	$1,125,663
The accompanying notes are an integral part of these condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(amounts in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue:
Molecular profiling services	$252,254	$162,924	$463,053	$277,006
Pharma research and development services	11,458	18,474	16,833	25,308
Total revenue	263,712	181,398	479,886	302,314
Costs and operating expenses:
Cost of Services - Molecular profiling services	81,328	65,321	154,211	126,215
Cost of Services - Pharma research and development services	2,788	2,392	4,730	5,350
Selling and marketing expense	53,764	42,260	98,808	82,089
General and administrative expense (see note 9)	66,548	64,367	126,257	116,486
Research and development expense	32,358	25,047	63,672	48,114
Total costs and operating expenses	236,786	199,387	447,678	378,254
Income (Loss) from operations	26,926	(17,989)	32,208	(75,940)
Other expense, net:
Interest income	6,819	1,618	13,653	2,121
Interest expense	(9,228)	(19,208)	(22,037)	(31,990)
Changes in fair value of financial instruments	—	(17,870)	—	(50,203)
Other expense, net	(25,131)	(18,341)	(25,082)	(18,358)
Total other expense, net	(27,540)	(53,801)	(33,466)	(98,430)
Loss before income taxes and income tax benefit	(614)	(71,790)	(1,258)	(174,370)
Income tax benefit (expense)	(23)	—	111	—
Net loss	(637)	(71,790)	(1,147)	(174,370)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(255)	—	(255)	—
Foreign currency translation adjustments	(109)	424	(152)	459
Comprehensive loss	(1,001)	(71,366)	(1,554)	(173,911)

Net loss attributable to common shareholders:
Net loss	(637)	(71,790)	(1,147)	(174,370)
Deemed dividend from Series D redeemable convertible preferred stock	—	(384,436)	—	(384,436)
Adjustments of redeemable convertible preferred stock to redemption value	—	(60,971)	—	(85,433)
Net loss attributable to common shareholders	$(637)	$(517,197)	$(1,147)	$(644,239)
Net loss per share attributable to common shareholders, basic and diluted	$(0.00)	$(7.97)	$(0.00)	$(12.80)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	282,888,610	64,918,988	282,726,214	50,348,947
The accompanying notes are an integral part of these condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Three Months Ended June 30, 2026
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount
Balances at March 31, 2026	282,650,723	$284	1,611,713	$(16,896)	$3,158,455	$(2,549,246)	$893	$593,490
Stock-based compensation	3,200	—	—	—	22,219	—	—	22,219
Issuance of common stock upon exercise of stock options	174,001	—	—	—	741	—	—	741
Shares withheld related to net share settlement of stock-based compensation	(380,862)	(1)	—	—	(5,276)	—	—	(5,277)
Repurchase of common stock	(1,206,798)	(1)	1,206,798	(21,377)	—	—	—	(21,378)
Issuance of treasury shares related to ESPP	206,798	—	(206,798)	3,438	(501)	—	—	2,937
Retirement of treasury stock	—	—	(2,611,713)	34,835	(34,835)	—	—	—
Issuance of common stock for RSUs vested	1,135,853	1	—	—	—	—	—	1
Other comprehensive income (loss)	—	—	—	—	2	—	(364)	(362)
Net loss	—	—	—	—	—	(637)	—	(637)
Balances at June 30, 2026	282,582,915	$283	—	$—	$3,140,805	$(2,549,883)	$529	$591,734

	Three Months Ended June 30, 2025
	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Related Party Promissory Note Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity (Deficit)
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balances at March 31, 2025	734,142,041	$2,246,113	35,237,531	$38	1,620,638	$(16,917)	$—	$—	$(2,583,231)	$245	$(2,599,865)
Issuance of Series E Preferred Stock, net of issuance costs	12,345,674	57,493	—	—	—	—	—	—	—	—	—
Issuance of Series F Preferred Stock, net of issuance costs	4,657,401	21,721	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	28,293	—	—	—	28,293
Issuance of common stock upon exercise of stock options	—	—	514,771	—	—	—	1,190	—	—	—	1,190
Common stock withheld for taxes and net exercises	—	—	(134,959)	—	—	—	(2,066)	—	—	—	(2,066)
Adjustment of preferred stock to redemption value	—	60,971	—	—	—	—	(60,974)	—	3	—	(60,971)
Conversion of preferred stock to common stock, including the derecognition of associated embedded derivatives of $60,086	(751,145,116)	(2,386,298)	211,378,638	211	—	—	2,446,173	—	—	—	2,446,384
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	27,058,823	27	—	—	519,425	—	—	—	519,452
Net exercise of the 2018 and 2020 Warrants in connection with initial public offering	—	—	4,174,907	4	—	—	131,742	—	—	—	131,746
Net exercise of the 2025 Warrants in connection with initial public offering	—	—	784,231	—	—	—	16,499	—	—	—	16,499
Conversion of the 2025 Convertible Notes, including the derecognition of associated embedded derivatives of $13,082	—	—	2,076,596	2	—	—	43,606	—	—	—	43,608
Other comprehensive income	—	—	—	—	—	—	—	—	—	424	424
Net loss	—	—	—	—	—	—	—	—	(71,790)	—	(71,790)
Balances at June 30, 2025	—	$—	281,090,538	$282	1,620,638	$(16,917)	$3,123,888	$—	$(2,655,018)	$669	$452,904

	Six Months Ended June 30, 2026
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2025	282,526,097	$283	1,611,713	$(16,896)	$3,141,720	$(2,548,736)	$936	$577,307
Stock-based compensation	22,416	—	—	—	38,091	—	—	38,091
Issuance of common stock upon exercise of stock options	309,265	—	—	—	1,661	—	—	1,661
Shares withheld related to net share settlement of stock-based compensation	(410,716)	—	—	—	(5,332)	—	—	(5,332)
Repurchase of common stock	(1,206,798)	(1)	1,206,798	(21,377)	—	—	—	(21,378)
Issuance of treasury stock related to ESPP	206,798	—	(206,798)	3,438	(501)	—	—	2,937
Retirement of treasury stock	—	—	(2,611,713)	34,835	(34,835)	—	—	—
Issuance of common stock for RSUs vested	1,135,853	1	—	—	—	—	—	1
Other comprehensive income (loss)	—	—	—	—	1	—	(407)	(406)
Net loss	—	—	—	—	—	(1,147)	—	(1,147)
Balances at June 30, 2026	282,582,915	$283	—	$—	$3,140,805	$(2,549,883)	$529	$591,734

	Six Months Ended June 30, 2025
	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Related Party Promissory Note Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity (Deficit)
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2024	734,142,041	$2,221,651	35,842,319	$38	182,500	$(330)	$—	$(26,456)	$(2,472,299)	$210	$(2,498,837)
Issuance of Series E Preferred Stock, net of issuance costs	12,345,674	57,493	—	—	—	—	—	—	—	—	—
Issuance of Series F Preferred Stock, net of issuance costs	4,657,401	21,721	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	42,984	—	—	—	42,984
Issuance of common stock upon exercise of stock options	—	—	1,348,121	—	—	—	2,623	—	—	—	2,623
Common stock withheld for taxes and net exercises	—	—	(134,959)	—	—	—	(2,066)	—	—	—	(2,066)
Interest income from related party promissory notes	—	—	—	—	—	—	—	(128)	—	—	(128)
Payoff of related party promissory notes	—	—	—	—	—	—	—	26,584	—	—	26,584
Repurchases of common stock	—	—	(1,438,138)	—	1,438,138	(16,587)	—	—	—	—	(16,587)
Adjustment of preferred stock to redemption value	—	85,433	—	—	—	—	(77,084)	—	(8,349)	—	(85,433)
Conversion of preferred stock to common stock, including the derecognition of associated embedded derivatives of $60,086	(751,145,116)	(2,386,298)	211,378,638	211	—	—	2,446,173	—	—	—	2,446,384
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	27,058,823	27	—	—	519,425	—	—	—	519,452
Net exercise of the 2018 and 2020 Warrants in connection with initial public offering	—	—	4,174,907	4	—	—	131,742	—	—	—	131,746
Net exercise of the 2025 Warrants in connection with initial public offering	—	—	784,231	—	—	—	16,499	—	—	—	16,499
Conversion of the 2025 Convertible Notes, including the derecognition of associated embedded derivatives of $13,082	—	—	2,076,596	2	—	—	43,606	—	—	—	43,608
Other comprehensive income (loss)	—	—	—	—	—	—	(14)	—	—	459	445
Net loss	—	—	—	—	—	—	—	—	(174,370)	—	(174,370)
Balances at June 30, 2025	—	$—	281,090,538	$282	1,620,638	$(16,917)	$3,123,888	$—	$(2,655,018)	$669	$452,904
The accompanying notes are an integral part of these condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities
Net loss	$(1,147)	$(174,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,603	13,454
Stock-based compensation expense	38,091	42,984
Non-cash operating lease expense	2,762	2,936
Amortization of debt discounts	2,923	9,700
Changes in fair value of financial instruments	—	50,203
Loss on debt extinguishment	25,232	17,930
Other	(27)	1,231
Changes in operating assets and liabilities:
Accounts receivable	(4,749)	37,040
Supplies	(61,637)	(2,621)
Prepaid expenses and other current assets	(659)	(2,265)
Other assets	(771)	334
Accounts payable	39,632	(1,925)
Accrued expenses and other liabilities	10,100	(18,681)
Net cash provided by (used in) operating activities	61,353	(24,050)

Cash flows from investing activities
Sale of marketable securities	1,874	—
Purchases of marketable securities	(101,991)	—
Capitalized software and purchases of property and equipment	(32,417)	(4,075)
Net cash used in investing activities	(132,534)	(4,075)

Cash flows from financing activities
Payments made on finance lease obligations	(82)	(44)
Proceeds from exercise of stock options	1,661	2,624
Payment of taxes withheld from net settlement of exercised options and vested RSUs	(5,320)	(1,658)
Payment of deferred offering costs	—	(2,045)
Repurchase of common stock	(21,361)	(22)
Repayment of the 2023 term loan	(406,307)	—
Proceeds from the 2026 term loan, net of issuance costs	393,500	—
Payment of third-party debt issuance costs	(1,107)	—
Proceeds from share purchases under employee stock purchase plan	2,937	—
Issuance of Series E Preferred Stock, net of issuance costs	—	87,637
Issuance of Series F Preferred Stock, net of issuance costs	—	33,601
Issuance of the 2025 Convertible Notes, net of issuance costs	—	27,865
Issuance of the 2025 Warrants	—	10,270
Payments of the 2023 term loan amendment fee	—	(4,000)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	528,459
Net cash provided by (used in) financing activities	(36,079)	682,687

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(37)	97
Net increase (decrease) in cash, cash equivalents, and restricted cash	(107,297)	654,659

Cash, cash equivalents, and restricted cash at beginning of period	800,042	68,028
Cash, cash equivalents, and restricted cash at end of period	$692,745	$722,687

Reconciliation of cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash	$690,915	$720,444
Restricted cash included in other long-term assets	1,830	2,243
Total cash, cash equivalents, and restricted cash	$692,745	$722,687
The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of the Business
Caris Life Sciences, Inc. (the “Company” or “Caris”) is a leading TechBio company. The Company commercializes and develops innovative solutions to transform healthcare through the use of comprehensive molecular information, artificial intelligence (“AI”), and machine learning (“ML”) algorithms.
The Company’s current molecular profiling services portfolio is focused on oncology and consists primarily of the MI Profile platform, a tissue-based molecular profiling solution, and Caris Assure, a novel blood-based molecular profiling solution.
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
Unaudited Interim Consolidated Financial Information
The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of June 30, 2026, its results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The interim results of operations are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date and should be read in conjunction with the audited annual consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from these unaudited condensed consolidated financial statements.
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
Marketable Securities
The Company classifies its marketable securities, which mainly consist of high-grade U.S. Treasury Notes, as available-for-sale. High-grade U.S. Treasury Notes with original maturities from date of acquisition between three and twelve months from the balance sheet dates are classified as short-term marketable securities, while those with maturities over twelve months from the balance sheet dates are classified as long-term marketable securities. The Company records all marketable securities at fair value, with changes reflected within unrealized gain or loss on available-for-sale securities on the consolidated statements of operations and comprehensive loss. The cost of short-term investments is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in interest income.
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
The Company derives revenue from two distinct channels:
•Molecular profiling services involving the provision of precision oncology solutions utilizing MI Profile, Caris Assure, Caris Detect, Caris MI Clarity and Caris ChromoSeq
•Pharma research and development services involving delivery of laboratory, strategic data, and research services to biopharmaceutical customers
Molecular Profiling Services
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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period the Company delivers goods or provides services, or when the right to consideration is unconditional. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. As of June 30, 2026 and December 31, 2025, the unbilled receivable balance was $5.9 million and $7.2 million, respectively, which is included in accounts receivable on the condensed consolidated balance sheets.

The Company recognizes contract liabilities primarily related to payments received in advance of satisfaction of performance obligations from contracts with customers. Contract liabilities are relieved as the Company fulfills its obligations under the contract and revenue is recognized. As of June 30, 2026 and December 31, 2025, the contract liability balance was $21.1 million and $24.5 million, respectively, with the short-term contract liability balance included in accrued expenses and other current liabilities and the long-term contract liability included in other long-term liabilities on the condensed consolidated balance sheets.
The following table shows the changes in the contract liabilities during the period:

(amounts in thousands)
Balance at December 31, 2025	$24,492
Increase in contract liabilities	4,739
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(6,203)
Revenue recognized from performance obligations satisfied within the same period	(1,972)
Balance at June 30, 2026	$21,056
The amount of revenue recognized during the six months ended June 30, 2025 pertaining to amounts deferred as of December 31, 2024 was $5.5 million.
Transaction Price Allocated to Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes contract liabilities and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. The Company has elected not to disclose information regarding the transaction price allocated to the remaining performance obligations for which the original expected duration of the contract is one year or less. The amount of transaction price allocated to the remaining performance obligations for contracts with original expected duration over one year as of June 30, 2026 was $17.2 million. The Company expects to recognize substantially all of this amount within the next twelve months.
Additionally, for the three months ended June 30, 2026 and 2025, the Company recorded $23.6 million and $12.0 million, respectively, of adjustments to revenue related to services delivered in prior periods, which is based on variability that was subsequently resolved. For the six months ended June 30, 2026 and 2025, the Company recorded $34.0 million and $15.9 million, respectively, of adjustments to revenue related to services delivered in prior periods, which is based on variability that was subsequently resolved.
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
The Company’s collaboration and licensing agreements are within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”) and ASC 606 because the counterparty to these agreements meets the definition of a customer. As such, the Company recognizes revenue earned from the licenses of molecular data granted to the Company’s collaborative partners in accordance with ASC 606. Each license of molecular data granted by the Company to a collaborative partner represents a distinct performance obligation in the contract. The transaction price for a given arrangement is entirely variable and depends on the SOWs executed by the counterparty with end users. The amount of revenue allocated to each license is equal to the amount of revenue to which the Company expects to be entitled. The Company recognizes revenue at the point in time that it delivers the molecular data to the third-party collaborative partner. For the three months ended June 30, 2026 and 2025, the Company recognized collaboration revenue of $2.5 million and $5.5 million, respectively, and $2.5 million and $6.9 million for the six months ended June 30, 2026 and 2025, respectively, which is included in revenue from pharma research and development services on the condensed consolidated statements of operations and comprehensive loss.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash primarily with domestic financial institutions of high credit quality, with balances that exceed amounts insured by the Federal Deposit Insurance Corporation as of June 30, 2026 and December 31, 2025, respectively.
The Company invests in treasury notes issued by the U.S. Government. U.S. treasury notes with original maturities of three months or less are classified within cash equivalents. Short-term marketable securities are comprised of U.S. treasury notes with original maturities between three and twelve months. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions. The goal of the Company’s investment policy is to ensure safety and preservation of the principal balance, and diversification of risk over cash balances held on deposit.
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
For the three and six months ended June 30, 2026 and 2025, the Company's revenues were primarily derived from the sale of Caris molecular profiling services. As discussed above, payment terms of the services are a function of a patient’s existing insurance benefits and applicable reimbursement contracts established between the Company and payers. Revenue associated with each payer, including its affiliated entities, as a percentage of the Company’s total revenue for the respective period, and accounts receivable balance attributable to each payer, including its affiliated entities, as a percentage of the Company’s total accounts receivable balance at the respective condensed consolidated balance sheet date, are as follows:

	% Revenue for the three months ended June 30,		% Revenue for the six months ended June 30,		% Accounts receivable as of
Major Payer	2026	2025	2026	2025	June 30, 2026	December 31, 2025

Payer 1	37.3%	44.7%	38.6%	47.3%	23.5%	18.4%
Payer 2	12.6%	14.9%	14.8%	14.3%	23.6%	22.6%
Payer 3	15.6%	11.5%	14.3%	*	12.7%	*
*Represents major payers below 10.0%.
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
As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value based on the short-term nature of these items. There were no transfers between Levels 1, 2 or 3 for the periods ended June 30, 2026 and December 31, 2025.
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	As of June 30, 2026
	Fair Value	Level 1	Level 2	Level 3

Financial assets	(amounts in thousands)
Short-term marketable securities	$102,200	$102,200	$—	$—

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3

Financial assets	(amounts in thousands)
Short-term marketable securities	$2,295	$2,295	$—	$—
Short-term marketable securities
The Company’s short-term marketable securities, which have maturities of less than one year, are mainly comprised of U.S. Treasury Notes that have observable quoted prices. There were no outstanding U.S. Treasury Notes as of December 31, 2025. The following is a summary of the Company’s U.S. Treasury Notes, which are classified as available-for-sale securities, as of June 30, 2026:

	As of June 30, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value

	(amounts in thousands)
U.S. Treasury Notes	$100,049	$—	$(255)	$99,794

Debt - 2026 Term Loan
As of June 30, 2026, the estimated fair value of the 2026 Term Loan (as defined in Note 6) was $408.0 million, compared to a carrying value of $392.7 million. The Company estimated the fair value of the 2026 Term Loan as of June 30, 2026 using a discounted cash flow analysis, which represented the use of Level 3 inputs in the fair value hierarchy.
Debt - 2023 Term Loan
As of December 31, 2025, the estimated fair value of the Company’s 2023 Term Loan (as defined in Note 6) previously in effect was $373.5 million, compared to a carrying value of $378.5 million. The Company estimated the fair value of the 2023 Term Loan as of December 31, 2025 based on a discounted cash flow analysis, which represented the use of Level 3 inputs in the fair value hierarchy. The Company repaid the outstanding balance of the 2023 Term Loan on April 1, 2026.
Net Loss per Share Attributable to Common Shareholders
The Company calculates basic net loss per share by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Because the Company has reported a net loss for the three and six months ended June 30, 2026 and 2025, basic net loss per share attributable to common shareholders is calculated by dividing net loss attributable to common shareholders by the weighted-average common stock outstanding during the period, without consideration for potential common stock equivalents. Net loss attributable to common shareholders is equal to net loss less accretion on preferred securities to their redemption value to the extent such securities are outstanding during the period, where applicable. Diluted net loss per share attributable to common shareholders is calculated by adjusting the weighted-average stock outstanding for the dilutive effect of potential common stock equivalents outstanding. For purposes of calculating the diluted net loss per share attributable to common shareholders, restricted stock units, shares committed under employee stock purchase plans, and stock options are considered to be potential common stock equivalents but are excluded from the calculation of diluted net loss per share attributable to common shareholders because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share attributable to common shareholders was the same for all periods presented.
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
Prepaid expenses and other current assets consist of the following:

	As of June 30, 2026	As of December 31, 2025

	(amounts in thousands)
Prepaid expenses	$18,928	$19,586
Other current assets	5,106	2,355
Total prepaid expenses and other current assets	$24,034	$21,941
Property and Equipment, Net
Property and equipment, net consist of the following:

	As of June 30, 2026	As of December 31, 2025

	(amounts in thousands)
Computer equipment and software	$82,651	$76,430
Capitalized software	31,601	27,898
Laboratory equipment	138,244	106,227
Furniture and fixtures	8,410	8,368
Leasehold improvements/Leased buildings	64,810	63,812
Aircraft and leased equipment	21,415	21,415
Total property and equipment	347,131	304,150
Less: accumulated depreciation and amortization	(251,415)	(240,980)
Property and equipment, net	$95,716	$63,170
Total depreciation and amortization expense was $6.5 million and $6.4 million for the three months ended June 30, 2026 and 2025, respectively, and $11.6 million and $13.5 million for the six months ended June 30, 2026 and 2025, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of June 30, 2026	As of December 31, 2025

	(amounts in thousands)
Trade accruals	$28,850	$6,887
Accrued payroll and employee medical	21,471	11,104
Accrued bonus	15,467	31,487
Current portion of early exercise stock option liability	327	327
Contract liability	20,517	24,492
Current portion of operating lease liabilities	6,367	6,359
Other accrued expenses	12,274	7,114
Total accrued expenses and other current liabilities	$105,273	$87,770

Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	As of June 30, 2026	As of December 31, 2025

	(amounts in thousands)
Long-term operating lease liabilities, net of current portion	$52,884	$42,335
Long-term portion of early exercise stock option liability	53	53
Long-term contract liability	539	—
Total other long-term liabilities	$53,476	$42,388
Other Expense, Net
Other expense, net, consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(amounts in thousands)
Loss on debt extinguishment	$(25,232)	$(17,930)	$(25,232)	$(17,930)
Other	101	(411)	150	(428)
Total other expense, net	$(25,131)	$(18,341)	$(25,082)	$(18,358)
Note 4. Income Taxes
The Company is subject to tax liabilities imposed by multiple jurisdictions. The Company determines its best estimate of the annual effective tax rate at each interim period using expected annual pre-tax earnings, statutory tax rates, and available tax planning opportunities. Certain significant or unusual items are separately recognized in the quarter in which they occur, which can cause variability in the effective tax rate from quarter to quarter. The Company recognizes interest and penalties related to uncertain tax positions, if any, as an income tax expense.
The Company is subject to taxation in the United States and various states and foreign jurisdictions. Due to the net operating loss carryforwards, all years remain open for income tax examination by the taxing authorities.
Note 5. Shareholders’ Equity and Equity Compensation
Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share. As of June 30, 2026, there were no shares of preferred stock issued and outstanding.
Common Stock
As of June 30, 2026 and December 31, 2025, 2,800,000,000 shares of common stock with a $0.001 par value were authorized. There were 282,582,915 and 282,526,097 shares outstanding as of June 30, 2026 and December 31, 2025, respectively.
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
Share Repurchase Program
On June 7, 2026, the Company’s Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s outstanding common stock pursuant to a share repurchase program (the “Repurchase Program”).

Under the Repurchase Program, the Company may repurchase shares of common stock on a discretionary basis through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Any shares repurchased under the Repurchase Program, along with all 1,611,713 shares that were previously held as treasury stock, will be retired and will resume the status of authorized but unissued shares of common stock. The timing, manner, price and amount of any repurchases will be determined based on a variety of factors, including market conditions, the trading price of the Company’s common stock, general business conditions, and other factors the Company deems relevant. The Repurchase Program does not obligate the Company to acquire any specific number of shares, has no expiration date, and may be modified, suspended, or discontinued at any time.
The total cost of repurchased shares of common stock in excess of par value, including the cost of commissions and excise taxes, is recorded to treasury stock. The Company records the retirement of treasury stock at cost and records the excess of the repurchase price over the par value of shares acquired in additional paid-in capital, to the extent available.
As of June 30, 2026, the Company had repurchased and retired 1,000,000 shares of common stock pursuant to the Repurchase Program for $17.9 million, leaving $82.1 million available to repurchase additional shares.
2020 Incentive Plan
Prior to the initial public offering (“IPO”), the 2020 Incentive Plan (the “2020 Plan”) provided for the Company’s grant of awards of options, restricted awards, performance awards or share appreciation rights to employees, consultants, and directors of the Company. A total of 21,362,801 shares of common stock are reserved for issuance upon the exercise of all awards granted or available to be granted under the 2020 Plan as of June 30, 2026. Following the June 2025 IPO and the adoption of the 2025 Incentive Plan (as defined below), the Company will not make any additional grants under the 2020 Plan. Any outstanding awards granted under the 2020 Plan remain subject to the terms of the 2020 Plan, and any shares underlying outstanding awards under the 2020 Plan that expire or are repurchased, forfeited, canceled, or withheld will become available for issuance under the 2025 Incentive Plan.
2025 Incentive Plan
Effective May 23, 2025, the Company’s Board of Directors adopted, and the shareholders approved, the 2025 Incentive Plan (the “2025 Plan”). The 2025 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), share appreciation rights, restricted awards, performance awards, and other awards. As of June 30, 2026, a total of 8,098,188 shares of common stock were reserved for issuance in settlement of awards granted under the 2025 Plan. The material terms of the 2025 Plan are substantially similar to the 2020 Plan, except with respect to the number of authorized shares, which initially equaled 15,125,002 shares, plus the number of shares that would return to the share reserve of the 2020 Plan following the pricing of the Company's IPO.
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
Employee Stock Purchase Plan
The Company’s Board of Directors has adopted, and the shareholders approved, the 2025 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The ESPP enables eligible employees to purchase shares of the Company’s common stock with payroll deductions. A total of 2,571,250 shares of the Company’s common stock were initially reserved for issuance under the ESPP. As of June 30, 2026, 2,618,462 shares under the ESPP were available to purchase.

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
The purchase price designated by the ESPP administrator will be no less than the lower of 85% of the closing trading price per share of our common stock on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period within an offering period. Common stock sold to employees pursuant to the ESPP may be authorized but unissued common stock or reacquired common stock (however reacquired).
Unless otherwise determined by the compensation committee, the ESPP will provide for separate six-month offering periods beginning on December 1 and June 1 of each year.
The Company began recognizing stock-based compensation expense related to the ESPP upon commencement of the initial offering period on December 1, 2025. Compensation expense is recognized on a straight-line basis over the six-month offering period, based on the fair value of the purchase rights granted to participants as determined under ASC 718. During the six months ended June 30, 2026, 206,978 shares of common stock were purchased pursuant to the ESPP for approximately $2.9 million and delivered to participants.
Option Activity
Under the 2020 Plan, the Company has granted incentive stock options and non-qualified stock options to its employees and other service providers (non-employees). Most of the Company’s stock options vest incrementally over five years, subject to the grantee's continuous employment with the Company (“time-vesting options”). The Company recognizes compensation cost on a straight-line basis over the requisite service period for its time-vesting options. In addition to its time-vesting options, the Company has also granted stock options to certain non-employees for which vesting is tied to the grantee’s performance (“performance-vesting options”). The Company evaluates whether it is probable that the performance metric will be achieved for its performance-vesting options and recognizes compensation cost on a straight-line basis over the implied service period if achievement of the performance metric is deemed probable. No option shall be exercisable after the expiration of 10 years from the date it was granted. The exercise price of each option shall be not less than 100.0% of the fair market value of the common stock subject to the option on the date the option is granted. The Company has not granted stock options under the 2025 Plan as of June 30, 2026.
The following table summarizes the Company's stock option activity during the six months ended June 30, 2026:

	Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contract	Intrinsic
	Options	Per Share	Term	Value
			(in years)	(in thousands)
Total outstanding as of December 31, 2025:	21,885,508	$10.23	4.99	$366,605
Granted	—	—
Exercised	(309,265)	9.57
Forfeited or expired	(273,442)	17.19
Total outstanding as of June 30, 2026	21,302,801	$10.15	4.34	$176,315
Total exercisable as of June 30, 2026	16,905,091	$8.19	3.52	$172,145
Total vested or expected to vest as of June 30, 2026	20,827,719	$9.97	4.26	$176,009
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.
The total intrinsic value of options exercised was $1.6 million and $10.8 million during the three months ended June 30, 2026 and 2025, respectively, and $3.1 million and $12.6 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was approximately $34.3 million of total unrecognized stock-based compensation cost related to the unvested options under the 2020 Plan, which is expected to be recognized over a weighted-average period of 2.27 years.
Restricted Awards Activity
The Company grants restricted stock units (“RSUs”) that will be settled in shares of the Company's common stock upon vesting to its employees, consultants and non-employee directors. Vesting of restricted stock units granted generally occurs incrementally over four years, subject to the grantee's continuous service with the Company.
In March 2026 and May 2026, the Company granted performance restricted stock units (“PSUs”) as a form of stock-based compensation. A percentage of the number of PSUs will vest based upon achieving the Company’s operational target as of the end of 2026, and subject to continuous service by the employees through March 2028. Fifty percent of the aggregate number of achieved PSUs (if any) will vest upon certification in March 2027, with the remaining fifty percent vesting in March 2028. The grant date fair value of the PSUs was determined using the closing price of our common shares on the trading day prior to the grant date. Compensation expense for the PSUs is calculated based upon the most probable outcome of the possible performance conditions, and is recognized using the graded attribution method, which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.
The following table summarizes the Company's RSU and PSU activity for the six months ended June 30, 2026:

		Weighted
		Average Grant
	Shares	Date Fair Value

Unvested as of December 31, 2025	4,494,342	$21.18
RSUs Granted	3,846,866	18.94
PSUs Granted	1,318,393	19.22
Vested	(1,135,853)	20.67
Cancelled/forfeited	(365,560)	20.60
Unvested as of June 30, 2026	8,158,188	$19.91
As of June 30, 2026, there was approximately $142.7 million of total unrecognized stock-based compensation cost related to unvested RSUs and PSUs, which is expected to be recognized over a weighted-average period of 2.99 years. The fair value of RSUs vested for the six months ended June 30, 2026 and 2025 was $17.4 million and $22.0 million, respectively.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(amounts in thousands)
Cost of services - Molecular profiling services	$1,721	$882	$3,043	$1,348
Cost of services - Pharma research and development services	9	2	22	3
Selling and marketing expense	4,992	1,990	8,809	3,232
General and administrative expense	10,909	22,392	18,344	33,027
Research and development expense	4,588	3,027	7,873	5,374
Total	$22,219	$28,293	$38,091	$42,984

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
The key assumptions used in determining the fair value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025

Expected volatility	68.3%	68.3% - 69.5%
Risk-free interest rate	4.2%	3.9% - 4.2%
Expected term (years)	6.50	5.00 - 6.55
Expected dividend rate	—%	—%
Expected forfeiture rate	8.5%	—% - 8.5%
There were no options granted for the three and six months ended June 30, 2026.
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
Note 6. Long-Term Debt
The carrying value of debt presented within current portion of indebtedness and long-term indebtedness, net of debt discounts, on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 includes the following components:

	As of June 30, 2026	As of December 31, 2025

	(amounts in thousands)
2023 Term Loan Initial Draw - January 18, 2023	$—	$200,000
Exit fee on 2023 Term Loan - January 18, 2023	—	2,000
2023 Term Loan Subsequent Draw - March 5, 2024	—	200,000
Exit fee on 2023 Term Loan - March 5, 2024	—	2,000
2026 Term Loan Initial Draw - April 1, 2026	400,000	—
Less: Unamortized debt discounts and financing costs	(7,309)	(25,550)
Net debt	$392,691	$378,450
On April 1, 2026, the Company fully repaid the 2023 Term Loan (as defined below), originally maturing in 2028, and entered into the 2026 Term Loan (as defined below), which matures in 2031.
Term Loan
On April 1, 2026, the Company entered into a financing agreement (the “2026 Financing Agreement”) with certain lenders, including funds affiliated with Blackstone Credit and Blackstone Holdings Finance Co. LLC (collectively, “Blackstone”), and Blue Owl Capital Corporation (“Blue Owl,” and collectively with Blackstone, the “2026 Lenders”), with Blue Owl serving as administrative agent. Pursuant to the 2026 Financing Agreement, the 2026 Lenders agreed to lend the Company up to an aggregate principal amount of $400.0 million (the “2026 Term Loan”), of which $400.0 million was funded at closing. The 2026 Financing Agreement also provides for a committed delayed draw term loan facility of up to $300.0 million, available to be drawn in one or more tranches through August 2027 solely to fund permitted acquisitions (the “Delayed Draw Facility”), and an uncommitted incremental facility of up to $500.0 million. The 2026 Term Loan matures on April 1, 2031, requires no scheduled principal amortization, and is payable interest-only quarterly, with the entire principal balance due at maturity. As of June 30, 2026, the Company has not drawn down from the Delayed Draw Facility or the uncommitted incremental facility.
The 2026 Term Loan bears interest, at the Company’s election, at either the Term secured overnight financing rate (“Term SOFR”) plus 5.00% or the Base Rate plus 4.00%. The Base Rate is a rate per annum equal to the greatest of (a) the prime rate; (b) the Federal Funds effective rate plus 0.50%; (c) one-month Term SOFR plus 1.00%; and (d) 2.00% per annum. The Company elected the Term SOFR option upon funding, and elected to continue with the Term SOFR option for the upcoming interest period as of June 30, 2026. As of June 30, 2026, the interest rate in effect was 8.7%. The effective interest rate for the 2026 Term Loan is 9.2%.
In connection with the 2026 Term Loan, the Company incurred debt issuance costs of $7.6 million, consisting of fees paid to the 2026 Lenders and third-party costs. These costs were recorded as a direct deduction from the face amount of the 2026 Term Loan and are being amortized to interest expense over the term of the loan using the effective interest method.
Upon prepayment, the Company is subject to a prepayment penalty based on the timing of repayment. If an event of default occurs and is continuing, the administrative agent may, at the direction of the required lenders, declare all amounts outstanding under the 2026 Financing Agreement immediately due and payable.
The Company’s obligations under the 2026 Financing Agreement are secured by a first-priority lien on substantially all of the assets of the Company and its subsidiaries. The 2026 Financing Agreement includes customary representations and warranties, affirmative and negative covenants, as well as a financial covenant requiring maintenance of minimum qualified cash (unrestricted cash or marketable securities in accounts subject to control agreements) of $50.0 million tested as of the last day of each fiscal quarter. As of June 30, 2026, the Company was in compliance with all covenants under the 2026 Financing Agreement.
On January 18, 2023, the Company entered into the 2023 Term Loan Agreement with OrbiMed Royalty & Credit Opportunities III, LP, OrbiMed Royalty & Credit Opportunities IV, LP (collectively, “OrbiMed”), and Braidwell Transaction Holdings LLC (“Braidwell”, and collectively with OrbiMed, the “2023 Lenders”). Pursuant to the 2023 Term Loan Agreement, the Company issued senior, secured promissory notes by which the 2023 Lenders agreed to lend the Company up to an aggregate principal amount of $400.0 million (the “2023 Term Loan”), $200.0 million of which was received by the Company upon issuance (the “2023 Initial Draw”), and the remaining $200.0 million was received by the Company in March 2024 (the “Delayed Draw”).
The proceeds of the 2026 Term Loan, together with cash on hand, were used to repay the 2023 Term Loan in full on April 1, 2026. Because the 2023 Term Loan was repaid using borrowings from new lenders, the transaction was accounted for as an extinguishment of debt. The Company recognized a loss on extinguishment of debt of $25.2 million, which includes an exit fee and repayment premiums. The loss is presented as other expense, net within the condensed consolidated statements of operations and comprehensive loss.
Interest Expense
The components of interest expense associated with the Company’s long-term indebtedness, excluding finance leases, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(amounts in thousands)
Debt discount amortization	$298	$7,755	$2,923	$9,700
Interest expense	8,918	11,446	19,089	22,275
Interest expense on long-term indebtedness, excluding finance leases	$9,216	$19,201	$22,012	$31,975
Note 7. Leases
The Company enters into various building leases for office, lab and other uses. Additionally, certain of the Company’s arrangements to utilize data centers represent a lease. These leases are generally considered operating leases.
During the three months ended June 30, 2026, the Company entered into a lease for approximately 38,640 rentable square feet of office and laboratory space on the sixth floor of the Papago Gateway Center, located at 350 West Washington Street, Tempe, Arizona. The lease has an initial term of approximately 10.7 years, expiring in January 2037. The lease includes one option to extend the term for five years and a one-time early-termination option exercisable after the 66th month; the Company is not reasonably certain to exercise either option, and both are excluded from the lease term. In addition to base rent, the Company pays variable amounts for its proportionate share of building operating expenses and real estate taxes (in excess of a 2027 base year), parking, and amenity charges. These variable payments are not included in the measurement of the lease liability and are recognized as variable lease cost as incurred. The lease contains no residual value guarantees and no financial covenants.
Upon commencement, the Company recognized an operating lease right-of-use asset and a corresponding lease liability of approximately $10.5 million and $10.5 million, respectively, measured as the present value of the remaining lease payments. The lease resulted in total undiscounted lease payments of approximately $17.7 million.
Because the rate implicit in the lease was not readily determinable, the Company used its incremental borrowing rate to measure the operating lease liability at the commencement date. As of June 30, 2026 and December 31, 2025, the weighted average discount rate for operating leases was 10.6% and 11.3%, respectively.

Note 8. Commitments and Contingencies
Purchase Obligations
The Company enters into various supply agreements that contain purchase commitments. Most of the commitments are based on a binding forecast for an agreed-upon period, which is 12-months or less.
Litigation
During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal and regulatory actions and proceedings. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings are likely to have a material adverse effect on its financial position as of June 30, 2026 and December 31, 2025, nor its results of operations or cash flows for both the three months ended June 30, 2026 and 2025 and the six months ended June 30, 2026 and 2025.
Note 9. Related Parties
The Company's officers and directors have ownership interests in certain vendors providing services to the Company. During the three months ended June 30, 2026 and 2025, the Company made payments to these entities for services and expenses for $0.5 million and $0.8 million, respectively. During the six months ended June 30, 2026 and 2025, the Company made payments to these entities for services and expenses for $1.3 million and $1.4 million, respectively.
Additionally, during the three months ended June 30, 2026 and 2025, the Company recorded general and administrative expenses due to related parties of $0.6 million and $0.7 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded general and administrative expenses due to related parties of $1.6 million and $1.2 million, respectively.
Note 10. Net Loss Per Share Attributable to Common Shareholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except share and per share data)	2026	2025	2026	2025

Net loss	$(637)	$(71,790)	$(1,147)	$(174,370)
Deemed dividend from Series D redeemable convertible preferred stock	—	(384,436)	—	(384,436)
Adjustments of redeemable convertible preferred stock to redemption value	—	(60,971)	—	(85,433)
Net loss attributable to common shareholders	$(637)	$(517,197)	$(1,147)	$(644,239)
Net loss per share attributable to common shareholders, basic and diluted	$(0.00)	$(7.97)	$(0.00)	$(12.80)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	282,888,610	64,918,988	282,726,214	50,348,947

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common shareholders for the periods presented as they had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Unvested RSUs and PSUs	8,158,188	4,363,462	8,158,188	4,363,462
Outstanding stock options	21,302,801	23,503,976	21,302,801	23,503,976
Shares committed under ESPP	207,935	—	207,935	—
Unvested shares subject to repurchase	23,446	43,603	23,446	43,603
Total	29,692,370	27,911,041	29,692,370	27,911,041
Note 11. Segment and Geographic Information
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
Significant segment expenses that the CODM reviews and utilizes to manage the Company’s operations are cost of services, sales and marketing, general and administrative, and research and development expenses at the consolidated level, which are presented in the Company’s condensed consolidated statements of operations and comprehensive loss. Other segment items in consolidated net loss include interest income, interest expense, changes in fair value of financial instruments, and other expense, net, which are presented in the Company’s condensed consolidated statements of operations and comprehensive loss.
The following table sets forth the Company’s revenue by geographic areas based on the customer’s location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(amounts in thousands)
United States	$261,572	$178,177	$475,407	$296,611
International	2,140	3,221	4,479	5,703
Total revenue	$263,712	$181,398	$479,886	$302,314
No single country outside of the United States accounted for more than 10.0% of total revenue during each of the three months ended June 30, 2026 and 2025, or the six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, approximately 99.0% of the Company’s total assets are located in the United States.
Note 12. Subsequent Events
On July 16, 2026, the Company entered into a second amendment to its office lease at 750 West John Carpenter Freeway, Irving, Texas. The amendment expands the leased premises by approximately 51,586 rentable square feet, provides for the surrender of approximately 3,320 rentable square feet, and extends the term for the remaining premises to 97 months following the expansion commencement date. The amendment results in aggregate additional undiscounted base rent commitments of approximately $9.3 million over the extended term, excluding variable operating-expense reimbursements.
The expanded premises are expected to be delivered upon substantial completion of landlord improvements, anticipated in the fourth quarter of 2026, which is the expected lease commencement date. Because the amendment was executed, and the expanded premises will be delivered after June 30, 2026, no right-of-use asset or lease liability related to the amendment has been recognized in the accompanying condensed consolidated financial statements as of June 30, 2026. The Company will recognize the related right-of-use asset and lease liability upon commencement.
There were no other significant subsequent events identified through the date that the condensed consolidated financial statements were issued, that could impact the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025. See the section titled “Special Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless context requires otherwise, references to “we,” “us,” “our,” “Caris,” or “the Company” here refer to Caris Life Sciences, Inc. together with its wholly owned subsidiaries.
Overview
We are a leading TechBio company. We develop and commercialize innovative solutions to transform healthcare through the use of comprehensive molecular information and AI/ML algorithms at scale. Our entire portfolio of precision medicine solutions is designed to benefit patients, with an initial focus on oncology, and serves the clinical, academic, and biopharma markets.
We founded Caris in 2008 with the belief and vision that combining a vast set of consistently generated molecular information with robust data-driven insights could realize the potential of precision medicine for patients. We have spent the last 18 years developing and building our portfolio of comprehensive, proprietary molecular profiling solutions and generating what we believe to be one of the largest and most comprehensive multi-modal clinico-genomic datasets in oncology based on tests we have run on over 1,130,000 cases as of June 30, 2026. Our Caris Molecular Intelligence platform is purpose-built to leverage the convergence of next-generation sequencing (“NGS”), AI and ML technologies, and high-performance computing. The power of our differentiated Caris platform has enabled us to develop the latest generation of advanced precision medicine diagnostic solutions designed to address the entire cancer care continuum, including early detection, minimal residual disease (“MRD”) tracking, therapy selection, and treatment monitoring, as well as to create molecular signatures and discover and develop novel precision medicine therapeutics.
Our Molecular Intelligence product portfolio consists of our MI Profile Platform, our whole exome sequencing (“WES”)/whole transcriptome sequencing (“WTS”) tissue-based molecular profiling solutions that have generated the majority of our revenue to date, our Caris Assure Platform, our WES/WTS blood-based molecular profiling solutions, and our Precision Whole Genome Platform, our whole genome sequencing (“WGS”) blood- and tissue-based profiling solutions. During the second quarter of 2026, we expanded our Precision Whole Genome Platform with the launch of Caris Detect, a groundbreaking multi-cancer early detection blood test designed to uncover cancer signals at earlier, more treatable stages. Caris Detect utilizes ultra-deep Whole Genome Sequencing, Whole Transcriptome Sequencing and advanced artificial intelligence to analyze molecular and biological signals associated with cancer. During the second quarter of 2026, we further expanded our Precision Whole Genome Platform with the commercial launch of Caris ChromoSeq, a combined WGS and WTS assay designed to support the comprehensive genomic evaluation of myeloid malignancies — including acute myeloid leukemia, myelodysplastic syndromes and myeloproliferative neoplasms — from a single bone marrow aspirate or peripheral blood sample, consolidating what has historically been a fragmented, multi-test diagnostic workflow. Also during the second quarter of 2026, we launched Caris MI Clarity, our first commercially available digital, AI/ML-based prognostic solution, which applies computational pathology and machine learning to digitized hematoxylin and eosin whole-slide images together with clinical inputs — without requiring additional genomic sequencing — to assess both early and late distant recurrence risk for postmenopausal patients with HR-positive/HER2-negative, node-negative early-stage breast cancer. Caris MI Clarity was developed using our proprietary multi-modal dataset, and we believe it demonstrates our ability to translate that dataset into new clinical solutions that extend beyond sequencing-based profiling.
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
To our knowledge, we remain the only genomic profiling company to consistently utilize WES and WTS as standard practice on every eligible patient sample. Our in-depth profiling of patient samples has led to the creation of what we believe to be one of the largest and most comprehensive multi-modal clinico-genomic datasets in oncology, which now also serves as the foundation for our digital solutions such as Caris MI Clarity.
With our broad commercial launch of Caris Assure for therapy selection in the first quarter of 2024, the FDA approval of MI Cancer Seek as a companion diagnostic in the fourth quarter of 2024 followed by the broad commercial launch of MI Cancer Seek in the first quarter of 2025 as the NGS component of the MI Profile Platform, and the commercial launches of Caris ChromoSeq, Caris Detect, and Caris MI Clarity in the second quarter of 2026, we believe that increased testing volumes and the continued expansion of our menu of molecular profiling and digital solutions will meaningfully contribute to our growth in 2026 and beyond.
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
For the three months ended June 30, 2026 and 2025, we generated total revenue of $263.7 million and $181.4 million, respectively, and incurred a net loss of $0.6 million and $71.8 million, respectively. For the six months ended June 30, 2026 and 2025, we generated total revenue of $479.9 million and $302.3 million, respectively, and incurred a net loss of $1.1 million and $174.4 million, respectively. Our Adjusted EBITDA was $55.7 million and $16.7 million for the three months ended June 30, 2026 and 2025, respectively, and $81.9 million and $(19.5) million for the six months ended June 30, 2026 and 2025, respectively. While we have achieved net profit for the three months ended September 30, 2025 and December 31, 2025, we may continue to incur net losses in the near future, and our expenses are expected to increase as we continue to invest in developing new solutions, expand our organization, and increase our marketing efforts to continue to launch and drive market adoption of our solutions. Cash flow from operations was $61.4 million and $(24.0) million for the six months ended June 30, 2026 and 2025, respectively. Our free cash flow was $28.9 million and $(28.1) million for the six months ended June 30, 2026 and 2025, respectively. For additional information regarding Adjusted EBITDA and free cash flow, each non-GAAP financial measures, see “—Non-GAAP Financial Measures.” Additionally, as of June 30, 2026, we had cash, cash equivalents, restricted cash and marketable securities of $794.9 million, and the aggregate principal amount of debt outstanding under our existing term loan was $400.0 million. For additional information regarding our liquidity and capital resources, see “—Liquidity and Capital Resources.”
Key Factors Affecting Our Performance
We believe that our operating performance and future success depend on a number of factors that present significant opportunities for us and may pose risks and challenges, including those discussed below and in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025.
•Market acceptance and commercial success of our solutions. Our success and future growth will depend on maintaining and expanding market acceptance of our current and future molecular profiling solutions along with commercial success of these solutions across existing and new customers. Our clinical case volumes have continued to increase over time. Changes in our case volumes and the pricing of our solutions, however, are generally not impacted by the cancer type. For the three months ended June 30, 2026 and 2025, the number of clinical cases was 59,200 and 50,000, respectively. For the six months ended June 30, 2026 and 2025, the number of clinical cases was 112,000 and 95,900, respectively. We commercially launched our MI Cancer Seek solution in January 2025 as the WES/WTS NGS component of our MI Profile platform. We initiated the broad commercial launch of Caris Assure for therapy selection in the first quarter of 2024. Realizing the potential of Caris Assure and Caris Detect across the cancer treatment continuum is a key component of our business strategy. The commercial success of our solutions will depend upon, among other things, additional validation studies and clinical trials that demonstrate the effectiveness of our solutions, particularly for early detection, multi-cancer early detection (“MCED”), MRD tracking, and treatment monitoring, and the continued adoption of Caris Assure and the adoption of our other solutions, including Caris ChromoSeq, Caris MI Clarity and Caris Detect, by patients, the medical community, and third-party payers. In addition, we expect that our ability to maintain and expand our sales, marketing, and distribution capabilities to support the increased adoption of our molecular profiling solutions will be a key factor in our success.
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
•Scaling infrastructure to meet increasing demand. Our financial results are also dependent upon our ability to support current and future levels of demand for our solutions, including MI Profile, Caris Assure, Caris Detect, Caris MI Clarity, and Caris ChromoSeq. As the volumes of our current and new molecular profiling solutions continue to grow, we will need to simultaneously increase our capacity for sample intake and storage, enhance our customer service, improve our billing and general business processes, expand our internal quality assurance programs, incorporate new equipment, implement new technology systems and processes, expand laboratory capacity, and otherwise extend our operational capabilities to support comprehensive genomic analyses at a larger scale while retaining expected turnaround times. This may result in us purchasing additional equipment, constructing additional facilities, hiring additional qualified labor, and implementing new systems, technology, controls, and procedures. As such, our capital expenditures and cost of services may increase as we continue our efforts to expand capacity. In addition, revenue may be impacted in the event that we are not able to meet the increase in demand.
Components of Results of Operations
Revenue
Revenue consists primarily of the following:
Molecular Profiling Services
Molecular profiling services revenue is generated from the provision of precision oncology solutions to ordering physicians utilizing MI Profile, MI Cancer Seek (NGS component of MI Profile), Caris Assure, Caris Detect, Caris MI Clarity,

and Caris ChromoSeq. Revenue is recorded when performance obligations are satisfied, which is deemed to be when the results of the profiling services are provided to the ordering physicians, including certain hospitals, cancer centers, and institutions. Revenue is recorded at the amount that reflects the consideration to which we expect to be entitled from customers and third-party payers in exchange for providing such services.
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
Other Expense, Net
Other expense, net consists of items related to foreign currency gains and losses, loss on debt extinguishment, and additional immaterial items.

Results of Operations
The following table sets forth a summary of our results of operations for the periods presented:

(amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue:
Molecular profiling services	$252,254	$162,924	$463,053	$277,006
Pharma research and development services	11,458	18,474	16,833	25,308
Total revenue	263,712	181,398	479,886	302,314
Costs and operating expenses (1):
Cost of Services - Molecular profiling services	81,328	65,321	154,211	126,215
Cost of Services - Pharma research and development services	2,788	2,392	4,730	5,350
Selling and marketing expense	53,764	42,260	98,808	82,089
General and administrative expense	66,548	64,367	126,257	116,486
Research and development expense	32,358	25,047	63,672	48,114
Total costs and operating expenses	236,786	199,387	447,678	378,254
Income (Loss) from operations	26,926	(17,989)	32,208	(75,940)
Other expense, net:
Interest income	6,819	1,618	13,653	2,121
Interest expense	(9,228)	(19,208)	(22,037)	(31,990)
Changes in fair value of financial instruments	—	(17,870)	—	(50,203)
Other expense, net	(25,131)	(18,341)	(25,082)	(18,358)
Total other expense, net	(27,540)	(53,801)	(33,466)	(98,430)
Loss before income taxes and income tax benefit	(614)	(71,790)	(1,258)	(174,370)
Income tax benefit (expense)	(23)	—	111	—
Net loss	$(637)	$(71,790)	$(1,147)	$(174,370)
____________________________
(1)Costs and operating expenses contain the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(amounts in thousands)
Cost of services - Molecular profiling services	$1,721	$882	$3,043	$1,348
Cost of services - Pharma research and development services	9	2	22	3
Selling and marketing expense	4,992	1,990	8,809	3,232
General and administrative expense	10,909	22,392	18,344	33,027
Research and development expense	4,588	3,027	7,873	5,374
Total	$22,219	$28,293	$38,091	$42,984

The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue:
Molecular profiling services	96%	90%	96%	92%
Pharma research and development services	4%	10%	4%	8%
Total revenue	100%	100%	100%	100%
Costs and operating expenses:
Cost of Services - Molecular profiling services	31%	36%	32%	42%
Cost of Services - Pharma research and development services	1%	1%	1%	2%
Selling and marketing expense	20%	23%	21%	27%
General and administrative expense	25%	35%	26%	39%
Research and development expense	12%	14%	13%	16%
Total costs and operating expenses	90%	110%	93%	125%
Income (Loss) from operations	10%	(10)%	7%	(25)%
Other expense, net:
Interest income	3%	1%	3%	1%
Interest expense	(3)%	(11)%	(5)%	(11)%
Changes in fair value of financial instruments	—%	(10)%	—%	(17)%
Other expense, net	(10)%	(10)%	(5)%	(6)%
Total other expense, net	(10)%	(30)%	(7)%	(33)%
Loss before income taxes and income tax benefit	—%	(40)%	—%	(58)%
Income tax benefit (expense)	—%	—%	—%	—%
Net loss	—%	(40)%	—%	(58)%
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(amounts in thousands)
Molecular profiling services	$252,254	$162,924	$89,330	54.8%
Pharma research and development services	11,458	18,474	(7,016)	(38.0)%
Total revenue	$263,712	$181,398	$82,314	45.4%
Total revenue was $263.7 million for the three months ended June 30, 2026, compared to $181.4 million for the three months ended June 30, 2025, an increase of $82.3 million, or 45.4%.
Molecular Profiling Services Revenue
Molecular profiling services revenue increased to $252.3 million for the three months ended June 30, 2026, from $162.9 million for the three months ended June 30, 2025, an increase of $89.3 million, or 54.8%. The increase was driven primarily by higher clinical case volume and higher reimbursement, including improved average selling prices resulting from enhanced contracting. Clinical cases increased from approximately 50,000 for the three months ended June 30, 2025, to approximately 59,200 for the three months ended June 30, 2026.
Revenue from clinical cases for patients covered by Medicare represented approximately 38.9% and 49.7% of our molecular profiling services revenue for the three months ended June 30, 2026 and 2025, respectively.

Pharma Research and Development Services Revenue
Pharma research and development services revenue decreased to $11.5 million for the three months ended June 30, 2026, from $18.5 million for the three months ended June 30, 2025, a decrease of $7.0 million, or 38.0%. The decrease is a result of the timing of delivery of services under the applicable agreements.
Cost of Services

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(amounts in thousands)
Cost of services - Molecular profiling services	$81,328	$65,321	$16,007	24.5%
Cost of services - Pharma research and development services	$2,788	$2,392	$396	16.6%
Cost of Services - Molecular Profiling Services
Cost of services - Molecular profiling services was $81.3 million for the three months ended June 30, 2026, compared to $65.3 million for the three months ended June 30, 2025, an increase of $16.0 million, or 24.5%.
The blood laboratory contributed a $10.4 million increase, in addition to an increase within the tissue laboratory of $5.5 million. The blood laboratory increase was primarily driven by an increase in materials and related testing costs of $8.6 million, an increase in labor costs of $1.2 million, and a $0.9 million increase in utilities, rent, and allocated overhead, offset by a decrease in depreciation expense of $0.8 million. The tissue laboratory increase was driven primarily by an increase in materials and related testing costs of $2.3 million, and an increase in labor costs of $3.6 million, offset by a decrease in depreciation expense of $0.4 million.
Cost of Services - Pharma Research and Development Services
Cost of services - Pharma research and development services was $2.8 million for the three months ended June 30, 2026, compared to $2.4 million for the three months ended June 30, 2025, an increase of $0.4 million, or 16.6%. The increase was driven primarily by an increase in materials and related testing costs of $0.1 million, and an increase in labor costs of $0.2 million.
Gross Profit
Gross profit, calculated as total revenue less cost of services, was $179.6 million for the three months ended June 30, 2026, compared to $113.7 million for the three months ended June 30, 2025, an increase of $65.9 million, or 58.0%, primarily due to the increase in molecular profiling services revenue.
Selling and Marketing Expense

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(amounts in thousands)
Selling and marketing expense	$53,764	$42,260	$11,504	27.2%
Selling and marketing expenses were $53.8 million for the three months ended June 30, 2026, compared to $42.3 million for the three months ended June 30, 2025, an increase of $11.5 million, or 27.2%. This increase was primarily due to a $6.9 million increase in personnel costs related to our sales team expansion, a $1.3 million increase in professional services, a $2.4 million increase in travel and marketing expenses, and a $0.9 million increase in software licensing expenses.

General and Administrative Expense

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(amounts in thousands)
General and administrative expense	$66,548	$64,367	$2,181	3.4%
General and administrative expenses were $66.5 million for the three months ended June 30, 2026, compared to $64.4 million for the three months ended June 30, 2025, an increase of $2.2 million, or 3.4%. This increase was primarily due to a $5.4 million increase in labor costs and benefits associated with an expansion of personnel, a $2.4 million increase in consulting, audit and legal professional fees, a $0.7 million increase in insurance expenses, a $2.3 million increase in utilities expenses, a $1.0 million increase in software licensing expenses, a $0.7 million increase in rent expenses, and a $1.1 million increase in recruiting expenses, offset by a $0.5 million decrease in depreciation expense, and an $11.5 million decrease in stock-based compensation expense, which is primarily from awards with an IPO-related vesting condition for the three months ended June 30, 2025.
Research and Development Expense

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(amounts in thousands)
Research and development expense	$32,358	$25,047	$7,311	29.2%
Research and development expenses were $32.4 million for the three months ended June 30, 2026, compared to $25.0 million for the three months ended June 30, 2025, an increase of $7.3 million, or 29.2%. The increase was primarily driven by a $1.7 million increase in depreciation expense, a $1.6 million increase in stock-based compensation, a $3.5 million increase in utilities expenses, and a $1.4 million increase in biorepository collection fees, offset by a $0.7 million reduction in material and reference testing costs, and a $0.6 million reduction in allocated overhead.
Other Expense, Net

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(amounts in thousands)
Interest income	$6,819	$1,618	$5,201	321.4%
Interest expense	(9,228)	(19,208)	9,980	(52.0)%
Changes in fair value of financial instruments	—	(17,870)	17,870	(100.0)%
Other expense, net	(25,131)	(18,341)	(6,790)	37.0%
Total other expense, net	$(27,540)	$(53,801)	$26,261	(48.8)%
Interest Income
Interest income was $6.8 million for the three months ended June 30, 2026, compared to $1.6 million for the three months ended June 30, 2025, an increase of $5.2 million, or 321.4%. This increase was primarily due to higher cash balances within our interest-earning bank accounts.
Interest Expense
Interest expense was $9.2 million for the three months ended June 30, 2026 and $19.2 million for the three months ended June 30, 2025, a decrease of $10.0 million, or 52.0%. The decrease was primarily due to our debt refinancing, resulting in lower term loan debt interest expense of $4.2 million, and the absence of convertible debt instruments in 2026, resulting in lower interest expense of $5.8 million.

Changes in Fair Value of Financial Instruments
Changes in fair value of financial instruments were $0.0 million for the three months ended June 30, 2026, compared to $(17.9) million for the three months ended June 30, 2025, an increase of $17.9 million, or 100.0%. The increase was primarily due to the absence of financial instruments subject to fair value adjustments during 2026, whereas such instruments were outstanding in 2025 and were subject to fair value changes during the period.
Other Expense, Net
Other expense, net was $25.1 million for the three months ended June 30, 2026, compared to $18.3 million for the three months ended June 30, 2025, an increase of $6.8 million, or 37.0%. The increase was primarily due to higher debt extinguishment expenses during the three months ended June 30, 2026 of $7.3 million. The Company recorded a $25.2 million loss on debt extinguishment for the three months ended June 30, 2026 associated with the repayment of our 2023 Term Loan, whereas the Company recorded a $17.9 million loss on debt extinguishment for the three months ended June 30, 2025 associated with the conversion of the 2025 convertible notes at IPO.
Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(amounts in thousands)
Molecular profiling services	$463,053	$277,006	$186,047	67.2%
Pharma research and development services	16,833	25,308	(8,475)	(33.5)%
Total revenue	$479,886	$302,314	$177,572	58.7%
Total revenue was $479.9 million for the six months ended June 30, 2026, compared to $302.3 million for the six months ended June 30, 2025, an increase of $177.6 million, or 58.7%.
Molecular Profiling Services Revenue
Molecular profiling services revenue increased to $463.1 million for the six months ended June 30, 2026, from $277.0 million for the six months ended June 30, 2025, an increase of $186.0 million, or 67.2%. The increase was driven primarily by higher clinical case volume and higher reimbursement, including improved average selling prices resulting from enhanced contracting. Clinical cases increased from approximately 95,900 for the six months ended June 30, 2025, to approximately 112,000 for the six months ended June 30, 2026.
Revenue from clinical cases for patients covered by Medicare represented approximately 40.0% and 51.6% of our molecular profiling services revenue for the six months ended June 30, 2026 and 2025, respectively.
Pharma Research and Development Services Revenue
Pharma research and development services revenue decreased to $16.8 million for the six months ended June 30, 2026, from $25.3 million for the six months ended June 30, 2025, a decrease of $8.5 million, or 33.5%. The decrease is a result of the timing of delivery of services under the applicable agreements.
Cost of Services

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(amounts in thousands)
Cost of services - Molecular profiling services	$154,211	$126,215	$27,996	22.2%
Cost of services - Pharma research and development services	$4,730	$5,350	$(620)	(11.6)%

Cost of Services - Molecular Profiling Services
Cost of services - Molecular profiling services was $154.2 million for the six months ended June 30, 2026, compared to $126.2 million for the six months ended June 30, 2025, an increase of $28.0 million, or 22.2%.
The blood laboratory contributed a $19.0 million increase, in addition to an increase within the tissue laboratory of $8.8 million. The blood laboratory increase was primarily driven by an increase in materials and related testing costs of $16.8 million, an increase in labor costs of $1.9 million, and a $1.6 million increase in utilities, rent, and allocated overhead, offset by a decrease in depreciation expense of $1.6 million. The tissue laboratory increase was driven primarily by an increase in materials and related testing costs of $4.2 million, and an increase in labor costs of $6.2 million, offset by a decrease in depreciation expense of $1.0 million.
Cost of Services - Pharma Research and Development Services
Cost of services - Pharma research and development services was $4.7 million for the six months ended June 30, 2026, compared to $5.4 million for the six months ended June 30, 2025, a decrease of $0.6 million, or 11.6%. The decrease was driven primarily by a decrease in materials and related testing costs of $0.7 million, and a decrease in utilities, rent, and allocated overhead of $0.5 million, offset by an increase in labor costs of $0.5 million.
Gross Profit
Gross profit, calculated as total revenue less cost of services, was $320.9 million for the six months ended June 30, 2026, compared to $170.7 million for the six months ended June 30, 2025, an increase of $150.2 million, or 88.0%, primarily due to the increase in molecular profiling services revenue.
Selling and Marketing Expense

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(amounts in thousands)
Selling and marketing expense	$98,808	$82,089	$16,719	20.4%
Selling and marketing expenses were $98.8 million for the six months ended June 30, 2026, compared to $82.1 million for the six months ended June 30, 2025, an increase of $16.7 million, or 20.4%. This increase was primarily due to a $9.2 million increase in personnel costs related to our sales team expansion, a $1.7 million increase in professional services, a $4.6 million increase in travel and marketing expenses, and a $1.2 million increase in software licensing expenses.
General and Administrative Expense

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(amounts in thousands)
General and administrative expense	$126,257	$116,486	$9,771	8.4%
General and administrative expenses were $126.3 million for the six months ended June 30, 2026, compared to $116.5 million for the six months ended June 30, 2025, an increase of $9.8 million, or 8.4%. This increase was primarily due to an $8.6 million increase in labor costs and benefits associated with an expansion of personnel, a $5.2 million increase in consulting, audit and legal professional fees, a $3.1 million increase in utilities expenses, a $1.4 million increase in insurance expenses, a $1.5 million increase in rent expenses, a $1.8 million increase in recruiting expenses, a $2.3 million increase in indirect tax expenses, and a $1.6 million increase in software licensing expenses, offset by a $1.8 million decrease in depreciation expense, and a $14.7 million decrease in stock-based compensation, which is primarily from awards with an IPO-related vesting condition for the six months ended June 30, 2025.

Research and Development Expense

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(amounts in thousands)
Research and development expense	$63,672	$48,114	$15,558	32.3%
Research and development expenses were $63.7 million for the six months ended June 30, 2026, compared to $48.1 million for the six months ended June 30, 2025, an increase of $15.6 million, or 32.3%. The increase was primarily driven by a $4.2 million increase in material and reference testing costs, a $2.8 million increase in depreciation expense, a $2.5 million increase in stock-based compensation, and a $6.4 million increase in utilities expenses, offset by a $1.0 million reduction in allocated overhead.
Other Expense, Net

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(amounts in thousands)
Interest income	$13,653	$2,121	$11,532	543.7%
Interest expense	(22,037)	(31,990)	9,953	(31.1)%
Changes in fair value of financial instruments	—	(50,203)	50,203	(100.0)%
Other expense, net	(25,082)	(18,358)	(6,724)	36.6%
Total other expense, net	$(33,466)	$(98,430)	$64,964	(66.0)%
Interest Income
Interest income was $13.7 million for the six months ended June 30, 2026, compared to $2.1 million for the six months ended June 30, 2025, an increase of $11.5 million, or 543.7%. This increase was primarily due to higher amounts of cash earning interest in our bank accounts.
Interest Expense
Interest expense was $22.0 million for the six months ended June 30, 2026, compared to $32.0 million for the six months ended June 30, 2025, a decrease of $10.0 million, or 31.1%. This decrease was primarily due to our debt refinancing, resulting in lower debt interest expense of $4.1 million, and the absence of convertible debt instruments in 2026, resulting in lower interest expense of $5.8 million.
Changes in Fair Value of Financial Instruments
Changes in fair value of financial instruments were $0.0 million for the six months ended June 30, 2026, compared to $(50.2) million for the six months ended June 30, 2025, an increase of $50.2 million, or 100.0%. The increase was primarily due to the absence of financial instruments subject to fair value adjustments during 2026, whereas such instruments were outstanding in 2025 prior to our IPO and were subject to fair value changes during the period.
Other Expense, Net
Other expense, net was $25.1 million for the six months ended June 30, 2026, compared to $18.4 million for the six months ended June 30, 2025, an increase of $6.7 million, or 36.6%. This increase was primarily due to higher debt extinguishment expenses during the six months ended June 30, 2026 of $7.3 million. The Company recorded a $25.2 million loss on debt extinguishment for the six months ended June 30, 2026 associated with the repayment of our 2023 Term Loan, whereas the Company recorded a $17.9 million loss on debt extinguishment for the six months ended June 30, 2025 associated with the conversion of the 2025 convertible notes at IPO.
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
Adjusted EBITDA
We define Adjusted EBITDA as net loss, adjusted to exclude interest income, interest expense, changes in fair value of financial instruments, other expense, net, income tax expense (benefit), depreciation and amortization, and stock-based compensation expense.
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
The following table provides a reconciliation of net loss, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(amounts in thousands)
Net loss	$(637)	$(71,790)	$(1,147)	$(174,370)
Interest income	(6,819)	(1,618)	(13,653)	(2,121)
Interest expense	9,228	19,208	22,037	31,990
Changes in fair value of financial instruments	—	17,870	—	50,203
Other expense, net	25,131	18,341	25,082	18,358
Income tax expense (benefit)	23	—	(111)	—
Depreciation and amortization expense	6,538	6,409	11,603	13,454
Stock-based compensation expense	22,219	28,293	38,091	42,984
Adjusted EBITDA	$55,683	$16,713	$81,902	$(19,502)
Free Cash Flow
We define free cash flow as net cash provided by (used in) operating activities less capitalized software and purchases of property and equipment. We believe free cash flow is a useful measure of liquidity that provides an additional basis for assessing our ability to generate cash. Some of the limitations related to the use of free cash flow as an analytical tool include:
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
The following table provides a reconciliation of net cash provided by (used in) operating activities, the most directly comparable financial measure presented in accordance with GAAP, to free cash flow for the periods presented:

	Six Months Ended June 30,
	2026	2025

	(amounts in thousands)
Net cash provided by (used in) operating activities	$61,353	$(24,050)
Less: capitalized software and purchases of property and equipment	(32,417)	(4,075)
Free cash flow	$28,936	$(28,125)
Liquidity and Capital Resources
Sources of Liquidity
We may continue to incur net losses in the near future, and our expenses will increase as we continue to invest in developing new solutions, expand our organization, and increase our marketing efforts to continue to launch and drive market adoption of our solutions. As of June 30, 2026, we had an accumulated deficit of $2.5 billion.
To date, we have funded our operations principally from the issuance of stock in private financings, issuance of common stock through our IPO, term loan borrowings and convertible debt, and through revenue from molecular profiling and pharma research and development services. As of June 30, 2026, we had cash and cash equivalents of $689.5 million and short-term marketable securities of $102.2 million. We believe our existing cash and cash equivalents, short-term marketable securities, and anticipated cash flows from operations will provide sufficient capital and liquidity to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We may, however, continue to require additional capital to meet our operational needs. See “—Indebtedness” and “—Cash Requirements” below for additional information regarding our cash requirements and various factors that may impact our liquidity and capital resources.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025

	(amounts in thousands)
Net cash provided by (used in) operating activities	$61,353	$(24,050)
Net cash used in investing activities	$(132,534)	$(4,075)
Net cash provided by (used in) financing activities	$(36,079)	$682,687
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2026 was $61.4 million, which was due to net non-cash charges of $80.6 million, offset by a net loss of $1.1 million and a net change in our operating assets and liabilities of $18.1 million. The net change in our operating assets and liabilities was primarily the result of a $4.7 million increase in accounts receivable, and a $61.6 million increase in supplies, offset by a $39.6 million increase in accounts payable, and a $10.1 million increase in accrued expenses and other liabilities. Net non-cash charges primarily consisted of $11.6 million of depreciation and amortization expense, $38.1 million of stock-based compensation expense, $2.8 million of non-cash operating lease expense, $2.9 million in amortization of debt discount costs, and a $25.2 million non-cash loss on debt extinguishment associated with the repayment of our 2023 Term Loan.
Net cash used in operating activities during the six months ended June 30, 2025 was $24.0 million, which was primarily due to a net loss of $174.4 million, offset by a net change in our operating assets and liabilities of $11.9 million and net non-cash charges of $138.4 million. The net change in our operating assets and liabilities was primarily the result of a $37.0 million decrease in accounts receivable, offset by a $2.6 million increase in supplies, a $1.9 million decrease in accounts payable, a $2.3 million increase in prepaid expenses and other current assets, and an $18.7 million decrease in accrued expenses and other liabilities. Net non-cash charges primarily consisted of $13.5 million of depreciation and amortization expense, $43.0 million of stock-based compensation expense (including $19.5 million of stock-based compensation expense associated with RSUs that vested upon the IPO), $2.9 million of non-cash operating lease expense, $9.7 million in amortization of debt discount costs, a $50.2 million loss within changes in the fair value of financial instruments associated with our IPO, and a $17.9 million loss on debt extinguishment associated with our IPO.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2026 was $132.5 million, which was primarily due to purchases marketable securities of $102.0 million, and purchases of property and equipment of $32.4 million, offset by sales of marketable securities of $1.9 million.
Net cash used in investing activities during the six months ended June 30, 2025 was $4.1 million, which was primarily due to purchases of property and equipment.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2026 was $36.1 million, which was primarily due to repayment of our 2023 Term Loan of $406.3 million, repurchases of our common stock of $21.4 million, payment of taxes withheld from net settlement of exercised stock options and vested RSUs of $5.3 million, and payment of third-party debt issuance costs of $1.1 million, offset by proceeds from the 2026 Term Loan, net of issuance costs, of $393.5 million, proceeds from share purchases under employee stock purchase plan of $2.9 million, and exercises of stock options of $1.7 million.
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
Indebtedness
2026 Financing Agreement
On April 1, 2026, we as borrower, and certain of our subsidiaries as guarantors, entered into the 2026 Financing Agreement with lenders consisting of funds managed by Blue Owl Capital and Blackstone. The 2026 Financing Agreement provides for certain senior secured credit facilities consisting of (a) an initial term loan in an aggregate principal amount equal to $400,000,000, funded at closing, (b) a committed delayed draw term loan facility in an aggregate principal amount that may be drawn in one or more tranches not to exceed $300,000,000 in the aggregate that may be used by the Company and its subsidiaries solely in connection with Permitted Acquisitions, and (c) an uncommitted incremental facility in an aggregate principal amount not to exceed $500,000,000. The initial term facility matures on April 1, 2031 and the delayed draw facility is available through August 1, 2027.
The proceeds of the 2026 Term Loan, together with cash on hand, were used to repay the 2023 Term Loan in full on April 1, 2026. See Note 6 of our condensed consolidated financial statements for additional information on the 2026 Financing Agreement.

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
We expect that we will continue to require additional capital to fund our operations and to continue to fund investments in the development and marketing of our solutions for the foreseeable future. In 2026, we expect to incur increased expenses related to commercial expansion, research and development efforts and increase in pipeline trial activities. We may need or determine to raise additional capital through private or public equity or debt financings, through collaborative or other arrangements with corporate sources, or through other sources of financing. Requirements for additional capital will depend on many factors, including:
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
There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2026 as compared to the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2026, we had cash, cash equivalents, and restricted cash of $692.7 million, and short-term marketable securities of $102.2 million, consisting of interest-bearing money market accounts and U.S. Treasury Notes, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and investments.
Our borrowings under the 2026 Term Loan also subject us to market risk associated with movements in interest rates associated with a forward-looking SOFR. We had $400.0 million in variable rate debt outstanding as of June 30, 2026. A hypothetical 100 basis point adverse movement in the interest rate would increase our annual interest expense by $4.0 million.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026 due to the previously reported material weakness in our internal control over financial reporting pertaining to a lack of sufficient qualified accounting resources, including those necessary to account for and disclose accounting transactions that require complex calculations or thorough evaluation of the accounting literature.
Notwithstanding the material weakness in our internal control over financial reporting as of June 30, 2026, management believes that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2026, we continued our remediation efforts in connection with the previously identified material weakness. These remediation steps are ongoing and include the following:
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
Item 1A. Risk Factors
Our business faces a number of risks and uncertainties, whether currently known or unknown, including risks specific to us or our industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 3, 2026. The risks and uncertainties disclosed in such Annual Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. Additional risks and uncertainties that we are not currently aware of, or that we currently believe are not material, may also adversely affect our business.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 30, 2026, was as follows (in thousands, except number of shares and per-share amounts):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares remaining that may yet be purchased under the plans or programs (1)
April 1, 2026 - April 30, 2026	—	$—	—	$—
May 1, 2026 - May 31, 2026	—	$—	—	$—
June 1, 2026 - June 30, 2026	1,000,000	$17.91	1,000,000	$82,097
Total	1,000,000		1,000,000

(1) We maintain a share repurchase program authorized by the Board and announced on June 8, 2026. Under this program, we may repurchase shares from time to time. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions. The share repurchase program may be effected through Rule 10b5-1 under the Securities Exchange Act of 1934, open market purchases or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date.

Average price paid per share excludes the 1% excise tax on the net amount of our share repurchases required by the Inflation Reduction Act of 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Termination of Amended and Restated Investors’ Rights Agreement
Effective August 4, 2026, the Company entered into a Termination Agreement (the “Termination Agreement”) with certain of its shareholders, pursuant to which the Company’s Amended and Restated Investors’ Rights Agreement, dated as of April 1, 2025, by and among the Company and the investors party thereto (the “Investors’ Rights Agreement”), was terminated in its entirety and is of no further force or effect, other than certain limited indemnification provisions that survive termination. The Investors’ Rights Agreement previously provided the shareholders party thereto with registration rights.
The Investors’ Rights Agreement is filed as Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2025.
Disclosure of Trading Arrangements
During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Formation of Caris Life Sciences, Inc.	8-K	001-42706	3.1	June 20, 2025
3.2	Amended and Restated Bylaws of Caris Life Sciences, Inc.	8-K	001-42706	3.1	October 30, 2025
10.1#
First Amendment to Financing Agreement, dated as of June 7, 2026, by and among the Company, certain subsidiaries of the Company as guarantors, the lenders party thereto, and Blue Owl Capital Corporation, as administrative agent.
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

CARIS LIFE SCIENCES, INC.
Date: August 05, 2026	By:	/s/ David Dean Halbert
David Dean Halbert
Founder, Chairman, and Chief Executive Officer
(Principal Executive Officer)

Date: August 05, 2026	By:	/s/ Luke Power
Luke Power
Senior Vice President, Chief Financial Officer, and Chief Accounting Officer
(Principal Financial and Accounting Officer)