Form 10-Q
period 2026-09-30
Caris Life Sciences, Inc.
filed 2026-11-04
CIK 2019410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2026, the registrant had 286,784,504 shares of common stock, par value $0.001 per share, outstanding.

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
•third-party payer reimbursement and coverage decisions, including the effect of legislative, regulatory, or administrative actions on reimbursement;
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
CARIS LIFE SCIENCES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)	As of September 30,	As of December 31,
	2026	2025

Assets
Current assets:
Cash, cash equivalents, and restricted cash	$665,321	$797,799
Short-term marketable securities	102,059	2,295
Accounts receivable	133,322	112,140
Supplies	138,372	63,625
Prepaid expenses and other current assets	28,194	21,941
Total current assets	1,067,268	997,800
Property and equipment, net	102,295	63,170
Goodwill	19,344	19,344
Other assets	66,716	45,349
Total assets	$1,255,623	$1,125,663
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$63,836	$39,206
Accrued expenses and other current liabilities	95,021	87,770
Current portion of indebtedness	89	169
Total current liabilities	158,946	127,145
Long-term indebtedness, net	393,178	378,823
Other long-term liabilities	64,018	42,388
Total liabilities	616,142	548,356
Commitments and contingencies (see note 8)
Shareholders' equity:
Preferred stock, $0.001 par value per share; 100,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value per share; 2,800,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 286,717,657 and 284,137,810 shares issued as of September 30, 2026 and December 31, 2025, respectively; 286,717,657 and 282,526,097 shares outstanding as of September 30, 2026 and December 31, 2025, respectively; shares issued and outstanding include 3,288 and 23,446 unvested shares subject to repurchase as of September 30, 2026 and December 31, 2025, respectively	287	283
Treasury stock at cost, 0 and 1,611,713 shares of common stock as of September 30, 2026 and December 31, 2025, respectively	—	(16,896)
Additional paid-in capital	3,173,932	3,141,720
Accumulated deficit	(2,534,633)	(2,548,736)
Accumulated other comprehensive income (loss)	(105)	936
Total shareholders' equity	639,481	577,307
Total liabilities and shareholders' equity	$1,255,623	$1,125,663
The accompanying notes are an integral part of these condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(amounts in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue:
Molecular profiling services	$262,707	$207,587	$725,760	$484,593
Pharma research and development services	12,651	9,246	29,483	34,554
Total revenue	275,358	216,833	755,243	519,147
Costs and operating expenses:
Cost of Services - Molecular profiling services	89,172	66,980	243,383	193,195
Cost of Services - Pharma research and development services	3,901	2,347	8,630	7,698
Selling and marketing expense	59,853	41,267	158,661	123,355
General and administrative expense (see note 9)	69,278	51,973	195,534	168,458
Research and development expense	33,838	21,624	97,511	69,739
Total costs and operating expenses	256,042	184,191	703,719	562,445
Income (Loss) from operations	19,316	32,642	51,524	(43,298)
Other expense, net:
Interest income	6,332	7,360	19,985	9,482
Interest expense	(9,249)	(13,507)	(31,286)	(45,497)
Changes in fair value of financial instruments	—	(2,081)	—	(52,285)
Other income (expense), net	475	(89)	(24,607)	(18,447)
Total other expense, net	(2,442)	(8,317)	(35,908)	(106,747)
Income (Loss) before income taxes	16,874	24,325	15,616	(150,045)
Income tax expense	(1,624)	—	(1,513)	—
Net income (loss)	15,250	24,325	14,103	(150,045)
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale securities	(153)	—	(408)	—
Foreign currency translation adjustments	(481)	79	(633)	538
Comprehensive income (loss)	14,616	24,404	13,062	(149,507)

Net income (loss) attributable to common shareholders:
Net income (loss)	15,250	24,325	14,103	(150,045)
Deemed dividend from Series D redeemable convertible preferred stock	—	—	—	(384,436)
Adjustments of redeemable convertible preferred stock to redemption value	—	—	—	(85,433)
Net income (loss) attributable to common shareholders	$15,250	$24,325	$14,103	$(619,914)

Net income (loss) per share attributable to common shareholders:
Basic	$0.05	$0.09	$0.05	$(4.83)
Diluted	$0.05	$0.08	$0.05	$(4.83)

Weighted-average shares used in computing net income (loss) per share attributable to common shareholders:
Basic	283,894,498	282,099,073	283,118,633	128,447,673
Diluted	295,140,869	297,211,838	294,241,534	128,447,673
The accompanying notes are an integral part of these condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Three Months Ended September 30, 2026
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount
Balances at June 30, 2026	282,582,915	$283	—	$—	$3,140,805	$(2,549,883)	$529	$591,734
Stock-based compensation	—	—	—	—	18,498	—	—	18,498
Issuance of common stock upon exercise of stock options	4,697,108	5	—	—	24,393	—	—	24,398
Shares withheld related to net share settlement of stock-based compensation	(59,588)	—	—	—	(96)	—	—	(96)
Repurchase of common stock	(514,525)	(1)	514,525	(9,994)	—	—	—	(9,995)
Retirement of treasury stock	—	—	(514,525)	9,994	(9,994)	—	—	—
Vesting of shares from early exercised stock options	—	—	—	—	326	—	—	326
Issuance of common stock for RSUs vested	11,747	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(634)	(634)
Net income	—	—	—	—	—	15,250	—	15,250
Balances at September 30, 2026	286,717,657	$287	—	$—	$3,173,932	$(2,534,633)	$(105)	$639,481

	Three Months Ended September 30, 2025
	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Related Party Promissory Note Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balances at June 30, 2025	—	$—	281,090,538	$282	1,620,638	$(16,917)	$3,123,888	$—	$(2,655,018)	$669	$452,904
Issuance of Series E Preferred Stock, net of issuance costs	—	(276)	—	—	—	—	—	—	—	—	—
Issuance of Series F Preferred Stock, net of issuance costs	—	(104)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	13,655	—	—	—	13,655
Issuance of common stock upon exercise of stock options	—	—	600,133	1	—	—	1,152	—	—	—	1,153
Common stock withheld for taxes and net exercises	—	—	(220,273)	—	—	—	(16,152)	—	—	—	(16,152)
Vesting of shares from early exercised stock options	—	—	—	—	—	—	327	—	—	—	327
RSU's vested upon IPO, settled in August 2025	—	—	1,048,250	—	—	—	—	—	—	—	—
Shares withheld for taxes related to settled RSUs	—	—	(415,389)	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	—	380	—	—	—	—	(380)	—	—	—	(380)
Net exercise of the 2025 Warrants in connection with initial public offering	—	—	—	—	—	—	(573)	—	—	—	(573)
Conversion of the 2025 Convertible Note	—	—	—	—	—	—	3,034	—	—	—	3,034
Other comprehensive income (loss)	—	—	—	—	—	—	(8)	—	—	79	71
Net income	—	—	—	—	—	—	—	—	24,325	—	24,325
Balances at September 30, 2025	—	$—	282,103,259	$283	1,620,638	$(16,917)	$3,124,943	$—	$(2,630,693)	$748	$478,364

	Nine Months Ended September 30, 2026
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2025	282,526,097	$283	1,611,713	$(16,896)	$3,141,720	$(2,548,736)	$936	$577,307
Stock-based compensation	22,416	—	—	—	56,589	—	—	56,589
Issuance of common stock upon exercise of stock options	5,006,373	5	—	—	26,054	—	—	26,059
Shares withheld related to net share settlement of stock-based compensation	(470,304)	—	—	—	(5,427)	—	—	(5,427)
Repurchase of common stock	(1,721,323)	(2)	1,721,323	(31,371)	—	—	—	(31,373)
Issuance of treasury stock related to ESPP	206,798	—	(206,798)	3,438	(501)	—	—	2,937
Retirement of treasury stock	—	—	(3,126,238)	44,829	(44,829)	—	—	—
Vesting of shares from early exercised stock options	—	—	—	—	326	—	—	326
Issuance of common stock for RSUs vested	1,147,600	1	—	—	—	—	—	1
Other comprehensive loss	—	—	—	—	—	—	(1,041)	(1,041)
Net income	—	—	—	—	—	14,103	—	14,103
Balances at September 30, 2026	286,717,657	$287	—	$—	$3,173,932	$(2,534,633)	$(105)	$639,481

	Nine Months Ended September 30, 2025
	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Related Party Promissory Note Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity (Deficit)
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2024	734,142,041	$2,221,651	35,842,319	$38	182,500	$(330)	$—	$(26,456)	$(2,472,299)	$210	$(2,498,837)
Issuance of Series E Preferred Stock, net of issuance costs	12,345,674	57,217	—	—	—	—	—	—	—	—	—
Issuance of Series F Preferred Stock, net of issuance costs	4,657,401	21,617	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	56,639	—	—	—	56,639
Issuance of common stock upon exercise of stock options	—	—	1,948,254	1	—	—	3,775	—	—	—	3,776
Common stock withheld for taxes and net exercises	—	—	(355,232)	—	—	—	(18,218)	—	—	—	(18,218)
Vesting of shares from early exercised stock options	—	—	—	—	—	—	327	—	—	—	327
RSU's vested upon IPO, settled in August 2025	—	—	1,048,250	—	—	—	—	—	—	—	—
Shares withheld for taxes related settled RSUs	—	—	(415,389)	—	—	—	—	—	—	—	—
Interest income from related party promissory notes	—	—	—	—	—	—	—	(128)	—	—	(128)
Payment of related party promissory notes	—	—	—	—	—	—	—	26,584	—	—	26,584
Repurchases of common stock	—	—	(1,438,138)	—	1,438,138	(16,587)	—	—	—	—	(16,587)
Adjustment of preferred stock to redemption value	—	85,433	—	—	—	—	(77,084)	—	(8,349)	—	(85,433)
Conversion of preferred stock to common stock, including the derecognition of associated embedded derivatives of $60,086	(751,145,116)	(2,385,918)	211,378,638	211	—	—	2,445,793	—	—	—	2,446,004
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	27,058,823	27	—	—	519,425	—	—	—	519,452
Net exercise of the 2018 and 2020 Warrants in connection with initial public offering	—	—	4,174,907	4	—	—	131,742	—	—	—	131,746
Net exercise of the 2025 Warrants in connection with initial public offering	—	—	784,231	—	—	—	15,926	—	—	—	15,926
Conversion of the 2025 Convertible Note, including the derecognition of associated embedded derivatives of $13,082	—	—	2,076,596	2	—	—	46,640	—	—	—	46,642
Other comprehensive income (loss)	—	—	—	—	—	—	(22)	—	—	538	516
Net loss	—	—	—	—	—	—	—	—	(150,045)	—	(150,045)
Balances at September 30, 2025	—	$—	282,103,259	$283	1,620,638	$(16,917)	$3,124,943	$—	$(2,630,693)	$748	$478,364
The accompanying notes are an integral part of these condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities
Net income (loss)	$14,103	$(150,045)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,209	18,324
Stock-based compensation expense	56,589	56,639
Non-cash operating lease expense	4,321	4,323
Amortization of debt discounts	3,234	12,163
Changes in fair value of financial instruments	—	52,284
Loss on debt extinguishment	25,232	17,930
Other	3,074	788
Changes in operating assets and liabilities:
Accounts receivable	(21,182)	61,232
Supplies	(78,467)	(11,144)
Prepaid expenses and other current assets	(5,711)	(4,805)
Other assets	(409)	(326)
Accounts payable	18,042	(1,196)
Accrued expenses and other liabilities	2,072	(17,792)
Net cash provided by operating activities	39,107	38,375

Cash flows from investing activities
Sale of marketable securities	1,874	—
Purchases of marketable securities	(101,991)	—
Capitalized software and purchases of property and equipment	(49,887)	(11,170)
Net cash used in investing activities	(150,004)	(11,170)

Cash flows from financing activities
Payments made on finance lease obligations	(125)	(67)
Proceeds from exercise of stock options	26,054	3,775
Payment of taxes withheld from net settlement of exercised options and vested RSUs	(5,426)	(18,218)
Payment of deferred offering costs	—	(7,710)
Repurchase of common stock	(31,371)	(22)
Repayment of the 2023 term loan	(406,307)	—
Proceeds from the 2026 term loan, net of issuance costs	393,500	—
Payment of third-party debt issuance costs	(1,107)	—
Proceeds from share purchases under employee stock purchase plan	2,937	—
Issuance of Series E Preferred Stock, net of issuance costs	—	87,637
Issuance of Series F Preferred Stock, net of issuance costs	—	33,601
Issuance of the 2025 Convertible Notes, net of issuance costs	—	27,865
Issuance of the 2025 Warrants	—	10,270
Payments of the 2023 term loan amendment fee	—	(4,000)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	528,459
Net cash provided by (used in) financing activities	(21,845)	661,590

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(149)	159
Net increase (decrease) in cash, cash equivalents, and restricted cash	(132,891)	688,954

Cash, cash equivalents, and restricted cash at beginning of period	800,042	68,028
Cash, cash equivalents, and restricted cash at end of period	$667,151	$756,982

Reconciliation of cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash	$665,321	$754,739
Restricted cash included in other long-term assets	1,830	2,243
Total cash, cash equivalents, and restricted cash	$667,151	$756,982
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
The Company is a Texas corporation (Caris Life Sciences, Inc.) headquartered in Irving, Texas. The Company also has locations in Phoenix, Arizona; New York, New York; Cambridge, Massachusetts; Basel, Switzerland; and Tokyo, Japan.
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
Unaudited Interim Consolidated Financial Information
The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2026, its results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The interim results of operations are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date and should be read in conjunction with the audited annual consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from these unaudited condensed consolidated financial statements.
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
Marketable Securities
The Company classifies its marketable securities, which mainly consist of high-grade U.S. Treasury Notes, as available-for-sale. High-grade U.S. Treasury Notes with original maturities from date of acquisition between three and twelve months from the balance sheet dates are classified as short-term marketable securities, while those with maturities over twelve months from the balance sheet dates are classified as long-term marketable securities. The Company records all marketable securities at fair value, with changes reflected within unrealized gain or loss on available-for-sale securities on the consolidated statements of operations and comprehensive income (loss). The cost of short-term investments is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in interest income.
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
For the majority of its molecular profiling services, the Company recognizes revenue from the sale of its precision oncology solutions, provided to customers, including certain hospitals, institutions and patients, at the point in time when the results of the profiling services are delivered to ordering physicians. Most cases requested on behalf of customers are provided without a written agreement; however, the Company determines that an implied contract exists with its customers for whom a physician orders the case. Results from molecular profiling services are delivered via fax, electronically, or in hard copy. Shipping and handling activities are considered fulfillment activities and as such, amounts incurred are recorded within Cost of Services - Molecular profiling services on the condensed consolidated statements of operations and comprehensive income (loss). The Company identifies each sale of the Company's profiling service as a distinct performance obligation. Payment terms are a function of a patient’s existing insurance benefits and applicable reimbursement contracts established between the Company and payers. Collection of consideration the Company expects to receive typically occurs within 90 to 120 days of billing. Occasionally, payers may recoup or we may refund consideration, mainly as a result of claim processing.
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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period the Company delivers goods or provides services, or when the right to consideration is unconditional. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. As of September 30, 2026 and December 31, 2025, the unbilled receivable balance was $3.0 million and $7.2 million, respectively, which is included in accounts receivable on the condensed consolidated balance sheets.

The Company recognizes contract liabilities primarily related to payments received in advance of satisfaction of performance obligations from contracts with customers. Contract liabilities are relieved as the Company fulfills its obligations under the contract and revenue is recognized. As of September 30, 2026 and December 31, 2025, the contract liability balance was $18.9 million and $24.5 million, respectively, with the short-term contract liability balance included in accrued expenses and other current liabilities and the long-term contract liability included in other long-term liabilities on the condensed consolidated balance sheets.
The following table shows the changes in the contract liabilities during the period:

(amounts in thousands)
Balance at December 31, 2025	$24,492
Increase in contract liabilities	11,125
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(12,117)
Revenue recognized from performance obligations satisfied within the same period	(4,574)
Balance at September 30, 2026	$18,926
The amount of revenue recognized during the nine months ended September 30, 2025 pertaining to amounts deferred as of December 31, 2024 was $7.1 million.
Transaction Price Allocated to Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes contract liabilities and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. The Company has elected not to disclose information regarding the transaction price allocated to the remaining performance obligations for which the original expected duration of the contract is one year or less. The amount of transaction price allocated to the remaining performance obligations for contracts with original expected duration over one year as of September 30, 2026 was $10.8 million. The Company expects to recognize substantially all of this amount within the next twelve months.
Additionally, for the three months ended September 30, 2026 and 2025, the Company recorded $17.2 million and $38.3 million, respectively, of adjustments to revenue related to services delivered in prior periods, which is based on variability that was subsequently resolved. For the nine months ended September 30, 2026 and 2025, the Company recorded $46.1 million and $23.4 million, respectively, of adjustments to revenue related to services delivered in prior periods, which is based on variability that was subsequently resolved.
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
The Company’s collaboration and licensing agreements are within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”) and ASC 606 because the counterparty to these agreements meets the definition of a customer. As such, the Company recognizes revenue earned from the licenses of molecular data granted to the Company’s collaborative partners in accordance with ASC 606. Each license of molecular data granted by the Company to a collaborative partner represents a distinct performance obligation in the contract. The transaction price for a given arrangement is entirely variable and depends on the SOWs executed by the counterparty with end users. The amount of revenue allocated to each license is equal to the amount of revenue to which the Company expects to be entitled. The Company recognizes revenue at the point in time that it delivers the molecular data to the third-party collaborative partner. For the three months ended September 30, 2026 and 2025, the Company recognized collaboration revenue of $1.5 million and $— million, respectively, and $4.1 million and $6.9 million for the nine months ended September 30,

2026 and 2025, respectively, which is included in revenue from pharma research and development services on the condensed consolidated statements of operations and comprehensive income (loss).
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash primarily with domestic financial institutions of high credit quality, with balances that exceed amounts insured by the Federal Deposit Insurance Corporation as of September 30, 2026 and December 31, 2025, respectively.
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
For the three and nine months ended September 30, 2026 and 2025, the Company's revenues were primarily derived from the sale of Caris molecular profiling services. As discussed above, payment terms of the services are a function of a patient’s existing insurance benefits and applicable reimbursement contracts established between the Company and payers. Revenue associated with each payer, including its affiliated entities, as a percentage of the Company’s total revenue for the respective period, and accounts receivable balance attributable to each payer, including its affiliated entities, as a percentage of the Company’s total accounts receivable balance at the respective condensed consolidated balance sheet date, are as follows:

	% Revenue for the three months ended September 30,		% Revenue for the nine months ended September 30,		% Accounts receivable as of
Major Payer	2026	2025	2026	2025	September 30, 2026	December 31, 2025

Payer 1	35.2%	37.7%	37.3%	43.3%	20.7%	18.4%
Payer 2	12.1%	21.2%	13.8%	17.2%	21.8%	22.6%
Payer 3	13.9%	12.9%	14.2%	10.9%	14.2%	*
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
As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value based on the short-term nature of these items. There were no transfers between Levels 1, 2 or 3 for the periods ended September 30, 2026 and December 31, 2025.
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	As of September 30, 2026
	Fair Value	Level 1	Level 2	Level 3

Financial assets	(amounts in thousands)
Short-term marketable securities	$102,059	$102,059	$—	$—

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3

Financial assets	(amounts in thousands)
Short-term marketable securities	$2,295	$2,295	$—	$—
Short-term marketable securities
The Company’s short-term marketable securities, which have maturities of less than one year, are mainly comprised of U.S. Treasury Notes that have observable quoted prices. There were no outstanding U.S. Treasury Notes as of December 31, 2025. The following is a summary of the Company’s U.S. Treasury Notes, which are classified as available-for-sale securities, as of September 30, 2026:

	As of September 30, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(amounts in thousands)
U.S. Treasury Notes	$100,038	$—	$(408)	$99,630

Debt - 2026 Term Loan
As of September 30, 2026, the estimated fair value of the 2026 Term Loan (as defined in Note 6) was $406.7 million, compared to a carrying value of $393.0 million. The Company estimated the fair value of the 2026 Term Loan as of September 30, 2026 using a discounted cash flow analysis, which represented the use of Level 3 inputs in the fair value hierarchy.
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
Net Income (Loss) per Share Attributable to Common Shareholders
The Company calculates basic net income (loss) per share attributable to common shareholders by dividing the net income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Net income (loss) attributable to common shareholders is equal to net income (loss) less accretion on preferred securities to their redemption value to the extent such securities were outstanding during the period, where applicable. Diluted net income (loss) per share attributable to common shareholders is calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of potential common stock equivalents, consisting of stock options, restricted stock units, and shares committed under employee stock purchase plans, using the treasury stock method. Potential common stock equivalents are excluded from the calculation of diluted net income (loss) per share in periods in which their effect would be anti-dilutive. Accordingly, in periods in which the Company reports a net loss, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders.
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

Note 3. Condensed Consolidated Balance Sheet and Statement of Operations and Comprehensive Income (Loss) Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	As of September 30, 2026	As of December 31, 2025

	(amounts in thousands)
Prepaid expenses	$23,284	$19,586
Other current assets	4,910	2,355
Total prepaid expenses and other current assets	$28,194	$21,941
Property and Equipment, Net
Property and equipment, net consist of the following:

	As of September 30, 2026	As of December 31, 2025

	(amounts in thousands)
Computer equipment and software	$71,653	$76,430
Capitalized software	48,355	27,898
Laboratory equipment	141,441	106,227
Furniture and fixtures	8,843	8,368
Leasehold improvements/Leased buildings	67,806	63,812
Aircraft and vehicles	21,769	21,415
Total property and equipment	359,867	304,150
Less: accumulated depreciation and amortization	(257,572)	(240,980)
Property and equipment, net	$102,295	$63,170
Total depreciation and amortization expense was $6.6 million and $4.9 million for the three months ended September 30, 2026 and 2025, respectively, and $18.2 million and $18.3 million for the nine months ended September 30, 2026 and 2025, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of September 30, 2026	As of December 31, 2025

	(amounts in thousands)
Trade accruals	$13,159	$6,887
Accrued payroll and employee medical	18,040	11,104
Accrued bonus	23,676	31,487
Current portion of early exercise stock option liability	53	327
Contract liability	18,374	24,492
Current portion of operating lease liabilities	6,287	6,359
Other accrued expenses	15,432	7,114
Total accrued expenses and other current liabilities	$95,021	$87,770

Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	As of September 30, 2026	As of December 31, 2025

	(amounts in thousands)
Long-term operating lease liabilities, net of current portion	$63,466	$42,335
Long-term portion of early exercise stock option liability	—	53
Long-term contract liability	552	—
Total other long-term liabilities	$64,018	$42,388
Other Income (Expense), Net
Other income (expense), net, consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(amounts in thousands)
Loss on debt extinguishment	$—	$—	$(25,232)	$(17,930)
Other	475	(89)	625	(517)
Total other income (expense), net	$475	$(89)	$(24,607)	$(18,447)
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
Note 5. Shareholders’ Equity and Equity Compensation
Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share. As of September 30, 2026, there were no shares of preferred stock issued and outstanding.
Common Stock
As of September 30, 2026 and December 31, 2025, 2,800,000,000 shares of common stock with a $0.001 par value were authorized. There were 286,717,657 and 282,526,097 shares outstanding as of September 30, 2026 and December 31, 2025, respectively.
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

Share Repurchase Program
On June 7, 2026, the Company’s Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s outstanding common stock pursuant to a share repurchase program (the “Repurchase Program”). Under the Repurchase Program, the Company may repurchase shares of common stock on a discretionary basis through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Any shares repurchased under the Repurchase Program, along with all 1,611,713 shares that were previously held as treasury stock, will be retired and will resume the status of authorized but unissued shares of common stock. The timing, manner, price and amount of any repurchases will be determined based on a variety of factors, including market conditions, the trading price of the Company’s common stock, general business conditions, and other factors the Company deems relevant. The Repurchase Program does not obligate the Company to acquire any specific number of shares and may be modified, suspended, or discontinued at any time.
The total cost of repurchased shares of common stock in excess of par value, including the cost of commissions and excise taxes, is recorded to treasury stock. The Company records the retirement of treasury stock at cost and records the excess of the repurchase price over the par value of shares acquired in additional paid-in capital, to the extent available.
As of September 30, 2026, the Company had repurchased and retired 1,514,525 shares of common stock pursuant to the Repurchase Program for $27.9 million, leaving $72.1 million available to repurchase additional shares.
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
2025 Incentive Plan
Effective May 23, 2025, the Company’s Board of Directors adopted, and the shareholders approved, the 2025 Incentive Plan (the “2025 Plan”). The 2025 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), share appreciation rights, restricted awards, performance awards, and other awards. The material terms of the 2025 Plan are substantially similar to the 2020 Plan, except with respect to the number of authorized shares, which initially equaled 15,125,002 shares, plus the number of shares that would otherwise return to the share reserve of the 2020 Plan following the pricing of the Company's IPO.
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
Employee Stock Purchase Plan
The Company’s Board of Directors has adopted, and the shareholders approved, the 2025 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The ESPP enables eligible employees to purchase shares of the Company’s common stock with payroll deductions. A total of 2,571,250 shares of the Company’s common stock were initially reserved for issuance under the ESPP, and 254,010 shares were added to the reserved amount on January 1, 2026 pursuant to the ESPP’s evergreen provision described below. As of September 30, 2026, 2,618,462 shares under the ESPP were available to purchase.
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
The Company began recognizing stock-based compensation expense related to the ESPP upon commencement of the initial offering period on December 1, 2025. Compensation expense is recognized on a straight-line basis over the six-month offering period, based on the fair value of the purchase rights granted to participants as determined under ASC 718. During the nine months ended September 30, 2026, 206,798 shares of common stock were purchased pursuant to the ESPP for approximately $2.9 million and delivered to participants.
Option Activity
Under the 2020 Plan, the Company has granted incentive stock options and non-qualified stock options to its employees and other service providers (non-employees). Most of the Company’s stock options vest incrementally over five years, subject to the grantee's continuous employment with the Company (“time-vesting options”). The Company recognizes compensation cost on a straight-line basis over the requisite service period for its time-vesting options. In addition to its time-vesting options, the Company has also granted stock options to certain non-employees for which vesting is tied to the grantee’s performance (“performance-vesting options”). The Company evaluates whether it is probable that the performance metric will be achieved for its performance-vesting options and recognizes compensation cost on a straight-line basis over the implied service period if achievement of the performance metric is deemed probable. No option shall be exercisable after the expiration of 10 years from the date it was granted. The exercise price of each option shall be not less than 100.0% of the fair market value of the common stock subject to the option on the date the option is granted. The Company granted no stock options under the 2025 Plan for the nine months ended September 30, 2026.
The following table summarizes the Company's stock option activity during the nine months ended September 30, 2026:

	Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contract	Intrinsic
	Options	Per Share	Term	Value
			(in years)	(in thousands)
Total outstanding as of December 31, 2025:	21,885,508	$10.23	4.99	$366,605
Granted	—	—
Exercised*	(5,006,474)	5.75
Forfeited or expired	(621,836)	17.52
Total outstanding as of September 30, 2026	16,257,198	$11.33	4.86	$328,714
Total exercisable as of September 30, 2026	13,042,687	$9.72	4.23	$284,721
Total vested or expected to vest as of September 30, 2026	15,894,218	$11.17	4.80	$323,850
*Includes 101 shares exercised but not settled as of September 30, 2026.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.
The total intrinsic value of options exercised was $87.7 million and $8.7 million during the three months ended September 30, 2026 and 2025, respectively, and $90.8 million and $13.5 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was approximately $27.4 million of total unrecognized stock-based compensation cost related to the unvested options under the 2020 Plan, which is expected to be recognized over a weighted-average period of 2.38 years.
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
The following table summarizes the Company's RSU and PSU activity for the nine months ended September 30, 2026:

		Weighted
		Average Grant
	Shares	Date Fair Value

Unvested as of December 31, 2025	4,494,342	$21.18
RSUs Granted	4,229,517	19.24
PSUs Granted	1,318,393	19.22
Vested	(1,147,600)	20.79
Cancelled/forfeited	(821,739)	20.26
Unvested as of September 30, 2026	8,072,913	$20.00
As of September 30, 2026, there was approximately $124.8 million of total unrecognized stock-based compensation cost related to unvested RSUs and PSUs, which is expected to be recognized over a weighted-average period of 2.75 years. The fair value of RSUs vested for the nine months ended September 30, 2026 and 2025 was $17.6 million and $22.0 million, respectively.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(amounts in thousands)
Cost of services - Molecular profiling services	$669	$1,104	$3,712	$2,452
Cost of services - Pharma research and development services	4	17	26	20
Selling and marketing expense	4,501	3,322	13,310	6,554
General and administrative expense	9,710	6,410	28,054	39,438
Research and development expense	3,614	2,802	11,487	8,175
Total	$18,498	$13,655	$56,589	$56,639
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
The key assumptions used in determining the fair value of options granted and a summary of the methodology applied to develop each assumption are as follows:

Nine Months Ended September 30,
2025

Expected volatility	68.3% - 69.5%
Risk-free interest rate	3.9% - 4.2%
Expected term (years)	5.00 - 6.55
Expected dividend rate	—%
Expected forfeiture rate	0.0% - 8.5%
There were no options granted for the three and nine months ended September 30, 2026.
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
Note 6. Long-Term Debt
The carrying value of debt presented within current portion of indebtedness and long-term indebtedness, net of debt discounts, on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 includes the following components:

	As of September 30, 2026	As of December 31, 2025

	(amounts in thousands)
2023 Term Loan Initial Draw - January 18, 2023	$—	$200,000
Exit fee on 2023 Term Loan - January 18, 2023	—	2,000
2023 Term Loan Subsequent Draw - March 5, 2024	—	200,000
Exit fee on 2023 Term Loan - March 5, 2024	—	2,000
2026 Term Loan Initial Draw - April 1, 2026	400,000	—
Less: Unamortized debt discounts and financing costs	(6,998)	(25,550)
Net debt	$393,002	$378,450
On April 1, 2026, the Company fully repaid the 2023 Term Loan (as defined below), originally maturing in 2028, and entered into the 2026 Term Loan (as defined below), which matures in 2031.
Term Loan
On April 1, 2026, the Company entered into a financing agreement (the “2026 Financing Agreement”) with certain lenders, including funds affiliated with Blackstone Credit and Blackstone Holdings Finance Co.. LLC (collectively, “Blackstone”), and Blue Owl Capital Corporation (“Blue Owl,” and collectively with Blackstone, the “2026 Lenders”), with Blue Owl serving as administrative agent. Pursuant to the 2026 Financing Agreement, the 2026 Lenders agreed to lend the Company up to an aggregate principal amount of $400.0 million (the “2026 Term Loan”), of which $400.0 million was funded at closing. The 2026 Financing Agreement also provides for a committed delayed draw term loan facility of up to $300.0 million, available to be drawn in one or more tranches through August 2027 solely to fund permitted acquisitions (the “Delayed Draw Facility”), and an uncommitted incremental facility of up to $500.0 million. The 2026 Term Loan matures on April 1, 2031, requires no scheduled principal amortization, and is payable interest-only quarterly, with the entire principal balance due at maturity. As of September 30, 2026, the Company has not drawn down from the Delayed Draw Facility or the uncommitted incremental facility.

The 2026 Term Loan bears interest, at the Company’s election, at either the Term secured overnight financing rate (“Term SOFR”) plus 5.00% or the Base Rate plus 4.00%. The Base Rate is a rate per annum equal to the greatest of (a) the prime rate; (b) the Federal Funds effective rate plus 0.50%; (c) one-month Term SOFR plus 1.00%; and (d) 2.00% per annum. The Company elected the Term SOFR option upon funding, and elected to continue with the Term SOFR option for the upcoming interest period as of September 30, 2026. As of September 30, 2026, the interest rate in effect was 8.7%. The effective interest rate for the 2026 Term Loan is 9.2%.
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
The Company’s obligations under the 2026 Financing Agreement are secured by a first-priority lien on substantially all of the assets of the Company and its subsidiaries. The 2026 Financing Agreement includes customary representations and warranties, affirmative and negative covenants, as well as a financial covenant requiring maintenance of minimum qualified cash (unrestricted cash or marketable securities in accounts subject to control agreements) of $50.0 million tested as of the last day of each fiscal quarter. As of September 30, 2026, the Company was in compliance with all covenants under the 2026 Financing Agreement.
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
The proceeds of the 2026 Term Loan, together with cash on hand, were used to repay the 2023 Term Loan in full on April 1, 2026. Because the 2023 Term Loan was repaid using borrowings from new lenders, the transaction was accounted for as an extinguishment of debt. The Company recognized a loss on extinguishment of debt of $25.2 million, which includes an exit fee and repayment premiums. The loss is presented as other income (expense), net within the condensed consolidated statements of operations and comprehensive income (loss).
Interest Expense
The components of interest expense associated with the Company’s long-term indebtedness, excluding finance leases, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(amounts in thousands)
Debt discount amortization	$312	$2,463	$3,234	$12,163
Interest expense	8,926	11,036	28,016	33,311
Interest expense on long-term indebtedness, excluding finance leases	$9,238	$13,499	$31,250	$45,474
Note 7. Leases
The Company enters into various building leases for office, lab and other uses. Additionally, certain of the Company’s arrangements to utilize data centers contain leases. These leases are generally considered operating leases.
During the three months ended September 30, 2026, the Company executed an operating lease for approximately 21,234 square feet of office and laboratory space in Dallas, Texas (“Pegasus Park Lease”). The Pegasus Park

Lease has an initial term of approximately 10.7 years, with two five-year renewal options. The Company is not reasonably certain to exercise either option, and both are excluded from the lease term. The agreement provides for total undiscounted fixed lease payments of approximately $15.9 million. The Company recognized an operating lease right-of-use asset of $9.3 million and a corresponding operating lease liability of $9.3 million.
Additionally, during the three months ended September 30, 2026, the Company amended its office lease in Irving, Texas. The amendment adds approximately 51,586 square feet of expansion space, extends the term of the Company’s existing space to run coterminously with the expansion space for approximately 8.1 years following the expansion commencement date, and terminates the lease of one smaller suite upon that date. The Company accounted for the amendment as a lease modification and remeasured the lease liability for the existing space as of the amendment date. The expansion space provides for total undiscounted fixed lease payments of approximately $9.3 million, and is expected to commence in the fourth quarter of 2026. As the expansion space had not commenced as of September 30, 2026, no right-of-use asset or lease liability had been recognized for it.
Because the rates implicit in the leases were not readily determinable, the Company used its incremental borrowing rate to measure the operating lease liabilities at the commencement or modification dates. As of September 30, 2026 and December 31, 2025, the weighted average discount rate for operating leases was 10.4% and 11.3%, respectively.
Note 8. Commitments and Contingencies
Purchase Obligations
The Company enters into various supply agreements that contain purchase commitments. Most of the commitments are based on a binding forecast for an agreed-upon period, which is 12-months or less.
Litigation
During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal and regulatory actions and proceedings. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings are likely to have a material adverse effect on its financial position as of September 30, 2026 and December 31, 2025, nor its results of operations or cash flows for both the three months ended September 30, 2026 and 2025 and the nine months ended September 30, 2026 and 2025.
Note 9. Related Parties
The Company's officers and directors have ownership interests in certain vendors providing services to the Company. During the three months ended September 30, 2026 and 2025, the Company made payments to these entities for services and expenses for $0.6 million and $0.6 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company made payments to these entities for services and expenses for $1.8 million and $2.0 million, respectively.
Additionally, during the three months ended September 30, 2026 and 2025, the Company recorded general and administrative expenses due to related parties of $0.4 million and $0.7 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded general and administrative expenses due to related parties of $2.0 million and $1.9 million, respectively.

Note 10. Net Income (Loss) Per Share Attributable to Common Shareholders
The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except share and per share data)	2026	2025	2026	2025

Net income (loss)	$15,250	$24,325	$14,103	$(150,045)
Deemed dividend from Series D redeemable convertible preferred stock	—	—	—	(384,436)
Adjustments of redeemable convertible preferred stock to redemption value	—	—	—	(85,433)
Net income (loss) attributable to common shareholders	$15,250	$24,325	$14,103	$(619,914)

Denominator:
Weighted-average shares - basic	283,894,498	282,099,073	283,118,633	128,447,673
Effect of dilutive securities:
Dilutive awards and units	1,822,081	1,659,504	1,514,738	—
Dilutive options	9,377,324	13,453,261	9,568,942	—
Dilutive ESPP	46,966	—	39,221	—
Weighted-average shares - diluted	295,140,869	297,211,838	294,241,534	128,447,673

Net income (loss) per share attributable to common shareholders:
Basic	$0.05	$0.09	$0.05	$(4.83)
Diluted	$0.05	$0.08	$0.05	$(4.83)
The following potential common stock equivalents were excluded from the calculation of diluted net income (loss) per share attributable to common shareholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Unvested RSUs and PSUs	43,517	74,786	321,985	4,368,855
Outstanding stock options	2,891,537	1,519,047	3,672,750	22,670,564
Shares committed under ESPP	206,999	—	207,935	—
Unvested shares subject to repurchase	3,288	23,446	3,288	23,446
Total	3,145,341	1,617,279	4,205,958	27,062,865
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

Net income (loss) as reported on the condensed consolidated statements of operations and comprehensive income (loss) is used by the CODM to assess segment performance against management budgets and prior period operating results for the purpose of making results-driven decisions about organizational resource allocation.
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
Significant segment expenses that the CODM reviews and utilizes to manage the Company’s operations are cost of services, sales and marketing, general and administrative, and research and development expenses at the consolidated level, which are presented in the Company’s condensed consolidated statements of operations and comprehensive income (loss). Other segment items in consolidated net income (loss) include interest income, interest expense, changes in fair value of financial instruments, and other income (expense), net, which are presented in the Company’s condensed consolidated statements of operations and comprehensive income (loss).
The following table sets forth the Company’s revenue by geographic areas based on the customer’s location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(amounts in thousands)
United States	$271,736	$213,550	$747,142	$510,161
International	3,622	3,283	8,101	8,986
Total revenue	$275,358	$216,833	$755,243	$519,147
No single country outside of the United States accounted for more than 10.0% of total revenue during each of the three months ended September 30, 2026 and 2025, or the nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, approximately 99.0% of the Company’s total assets are located in the United States.
Note 12. Subsequent Events
No significant subsequent events that required recognition or disclosure were identified through the date that the condensed consolidated financial statements were issued.

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
We founded Caris in 2008 with the belief and vision that combining a vast set of consistently generated molecular information with robust data-driven insights could realize the potential of precision medicine for patients. We have spent the last 18 years developing and building our portfolio of comprehensive, proprietary molecular profiling solutions and generating what we believe to be one of the largest and most comprehensive multi-modal clinico-genomic datasets in oncology based on tests we have run on over 1,200,000 cases as of September 30, 2026. Our Caris Molecular Intelligence platform is purpose-built to leverage the convergence of next-generation sequencing (“NGS”), AI and ML technologies, and high-performance computing. The power of our differentiated Caris platform has enabled us to develop the latest generation of advanced precision medicine diagnostic solutions designed to address the entire cancer care continuum, including multi-cancer early detection (“MCED”), early detection, minimal residual disease (“MRD”) tracking, therapy selection, and treatment monitoring, as well as to create molecular signatures and discover and develop novel precision medicine therapeutics.
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
For the three months ended September 30, 2026 and 2025, we generated total revenue of $275.4 million and $216.8 million, respectively, and reported net income of $15.3 million and $24.3 million, respectively. For the nine months ended September 30, 2026 and 2025, we generated total revenue of $755.2 million and $519.1 million, respectively, and reported net income (loss) of $14.1 million and $(150.0) million, respectively. Cash flow from operations was $39.1 million and $38.4 million for the nine months ended September 30, 2026 and 2025, respectively. Additionally, as of September 30, 2026, we had cash, cash equivalents, restricted cash and marketable securities of $769.2 million, and the aggregate principal amount of debt outstanding under our existing term loan was $400.0 million. For additional information regarding our liquidity and capital resources, see “—Liquidity and Capital Resources.”
Key Factors Affecting Our Performance
We believe that our operating performance and future success depend on a number of factors that present significant opportunities for us and may pose risks and challenges, including those discussed below and in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025.
•Market acceptance and commercial success of our solutions. Our success and future growth will depend on maintaining and expanding market acceptance of our current and future molecular profiling solutions along with commercial success of these solutions across existing and new customers. Our clinical case volumes have continued to increase over time. Changes in our case volumes and the pricing of our solutions, however, are generally not impacted by the cancer type. For the three months ended September 30, 2026 and 2025, the number of clinical cases was 61,500 and 50,800, respectively. For the nine months ended September 30, 2026 and 2025, the number of clinical cases was 173,500 and 146,700, respectively. We commercially launched our MI Cancer Seek solution in January 2025 as the WES/WTS NGS component of our MI Profile platform. We initiated the broad commercial launch of Caris Assure for therapy selection in the first quarter of 2024. Realizing the potential of Caris Assure and Caris Detect across the cancer treatment continuum is a key component of our business strategy. The commercial success of our solutions will depend upon, among other things, additional validation studies and clinical trials that demonstrate the effectiveness of our solutions, particularly for early detection, MCED, MRD tracking, and treatment monitoring, and the continued adoption of Caris Assure and the adoption of our other solutions, including Caris ChromoSeq, Caris MI Clarity and Caris Detect, by patients, the medical community, and third-party payers. In addition, we expect that our ability to maintain and expand our sales, marketing, and distribution capabilities to support the increased adoption of our molecular profiling solutions will be a key factor in our success.
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
Other Income (Expense), Net
Other income (expense), net consists of items related to foreign currency gains and losses, loss on debt extinguishment, and additional immaterial items.

Results of Operations
The following table sets forth a summary of our results of operations for the periods presented:

(amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue:
Molecular profiling services	$262,707	$207,587	$725,760	$484,593
Pharma research and development services	12,651	9,246	29,483	34,554
Total revenue	275,358	216,833	755,243	519,147
Costs and operating expenses (1):
Cost of Services - Molecular profiling services	89,172	66,980	243,383	193,195
Cost of Services - Pharma research and development services	3,901	2,347	8,630	7,698
Selling and marketing expense	59,853	41,267	158,661	123,355
General and administrative expense	69,278	51,973	195,534	168,458
Research and development expense	33,838	21,624	97,511	69,739
Total costs and operating expenses	256,042	184,191	703,719	562,445
Income (Loss) from operations	19,316	32,642	51,524	(43,298)
Other expense, net:
Interest income	6,332	7,360	19,985	9,482
Interest expense	(9,249)	(13,507)	(31,286)	(45,497)
Changes in fair value of financial instruments	—	(2,081)	—	(52,285)
Other income (expense), net	475	(89)	(24,607)	(18,447)
Total other expense, net	(2,442)	(8,317)	(35,908)	(106,747)
Income (Loss) before income taxes	16,874	24,325	15,616	(150,045)
Income tax expense	(1,624)	—	(1,513)	—
Net income (loss)	$15,250	$24,325	$14,103	$(150,045)
____________________________
(1)Costs and operating expenses contain the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(amounts in thousands)
Cost of services - Molecular profiling services	$669	$1,104	$3,712	$2,452
Cost of services - Pharma research and development services	4	17	26	20
Selling and marketing expense	4,501	3,322	13,310	6,554
General and administrative expense	9,710	6,410	28,054	39,438
Research and development expense	3,614	2,802	11,487	8,175
Total	$18,498	$13,655	$56,589	$56,639

The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue:
Molecular profiling services	95%	96%	96%	93%
Pharma research and development services	5%	4%	4%	7%
Total revenue	100%	100%	100%	100%
Costs and operating expenses:
Cost of Services - Molecular profiling services	32%	31%	32%	37%
Cost of Services - Pharma research and development services	1%	1%	1%	1%
Selling and marketing expense	22%	19%	21%	24%
General and administrative expense	25%	24%	26%	32%
Research and development expense	12%	10%	13%	13%
Total costs and operating expenses	92%	85%	93%	108%
Income (Loss) from operations	8%	15%	7%	(8)%
Other expense, net:
Interest income	2%	3%	3%	2%
Interest expense	(3)%	(6)%	(4)%	(9)%
Changes in fair value of financial instruments	—%	(1)%	—%	(10)%
Other income (expense), net	—%	—%	(3)%	(4)%
Total other expense, net	(1)%	(4)%	(4)%	(21)%
Income (Loss) before income taxes	7%	11%	3%	(29)%
Income tax expense	(1)%	—%	—%	—%
Net income (loss)	6%	11%	3%	(29)%
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(amounts in thousands)
Molecular profiling services	$262,707	$207,587	$55,120	26.6%
Pharma research and development services	12,651	9,246	3,405	36.8%
Total revenue	$275,358	$216,833	$58,525	27.0%
Total revenue was $275.4 million for the three months ended September 30, 2026, compared to $216.8 million for the three months ended September 30, 2025, an increase of $58.5 million, or 27.0%.
Molecular Profiling Services Revenue
Molecular profiling services revenue increased to $262.7 million for the three months ended September 30, 2026, from $207.6 million for the three months ended September 30, 2025, an increase of $55.1 million, or 26.6%. The increase was driven primarily by higher clinical case volume and higher reimbursement, including improved average selling prices resulting from enhanced contracting and collection capabilities. Clinical cases increased to approximately 61,500 for the three months ended September 30, 2026 from approximately 50,800 for the three months ended September 30, 2025.

Revenue from clinical cases for patients covered by Medicare represented approximately 36.9% and 39.4% of our molecular profiling services revenue for the three months ended September 30, 2026 and 2025, respectively.
Pharma Research and Development Services Revenue
Pharma research and development services revenue increased to $12.7 million for the three months ended September 30, 2026, from $9.2 million for the three months ended September 30, 2025, an increase of $3.4 million, or 36.8%. The increase is a result of the timing of delivery of services under the applicable agreements.
Cost of Services

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(amounts in thousands)
Cost of services - Molecular profiling services	$89,172	$66,980	$22,192	33.1%
Cost of services - Pharma research and development services	$3,901	$2,347	$1,554	66.2%
Cost of Services - Molecular Profiling Services
Cost of services - Molecular profiling services was $89.2 million for the three months ended September 30, 2026, compared to $67.0 million for the three months ended September 30, 2025, an increase of $22.2 million, or 33.1%. The increase was primarily driven by an increase in materials and related testing costs of $17.0 million, an increase in labor costs of $3.4 million, and a $1.4 million increase in utilities, rent, and allocated overhead.
Cost of Services - Pharma Research and Development Services
Cost of services - Pharma research and development services was $3.9 million for the three months ended September 30, 2026, compared to $2.3 million for the three months ended September 30, 2025, an increase of $1.6 million, or 66.2%. The increase was driven primarily by an increase in materials and related testing costs of $1.0 million, and an increase in labor costs of $0.4 million driven by increased data and discovery deliveries.
Gross Profit
Gross profit, calculated as total revenue less cost of services, was $182.3 million for the three months ended September 30, 2026, compared to $147.5 million for the three months ended September 30, 2025, an increase of $34.8 million, or 23.6%, primarily due to the increase in molecular profiling services revenue.
Selling and Marketing Expense

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(amounts in thousands)
Selling and marketing expense	$59,853	$41,267	$18,586	45.0%
Selling and marketing expenses were $59.9 million for the three months ended September 30, 2026, compared to $41.3 million for the three months ended September 30, 2025, an increase of $18.6 million, or 45.0%. This increase was primarily due to a $10.6 million increase in personnel costs related to our sales team expansion, a $6.9 million increase in marketing expenses, and a $0.9 million increase in software licensing expenses.

General and Administrative Expense

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(amounts in thousands)
General and administrative expense	$69,278	$51,973	$17,305	33.3%
General and administrative expenses were $69.3 million for the three months ended September 30, 2026, compared to $52.0 million for the three months ended September 30, 2025, an increase of $17.3 million, or 33.3%. This increase was primarily due to a $6.4 million increase in labor costs and benefits associated with an expansion of personnel, a $3.3 million increase in stock-based compensation expense, a $3.0 million increase in utilities expenses, a $2.0 million increase in software licensing expenses, and a $2.1 million increase in other expenses including depreciation, professional services, rent, and recruiting.
Research and Development Expense

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(amounts in thousands)
Research and development expense	$33,838	$21,624	$12,214	56.5%
Research and development expenses were $33.8 million for the three months ended September 30, 2026, compared to $21.6 million for the three months ended September 30, 2025, an increase of $12.2 million, or 56.5%. The increase was primarily driven by a $2.9 million increase in material and reference testing costs, a $1.9 million increase in depreciation expense, a $0.8 million increase in stock-based compensation, a $3.5 million increase in utilities expenses, a $1.6 million increase in labor costs and benefits associated with an expansion of personnel, and a $1.1 million increase in biorepository collection fees.
Other Expense, Net

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(amounts in thousands)
Interest income	$6,332	$7,360	$(1,028)	(14.0)%
Interest expense	(9,249)	(13,507)	4,258	(31.5)%
Changes in fair value of financial instruments	—	(2,081)	2,081	(100.0)%
Other income (expense), net	475	(89)	564	(633.7)%
Total other expense, net	$(2,442)	$(8,317)	$5,875	(70.6)%
Interest Income
Interest income was $6.3 million for the three months ended September 30, 2026, compared to $7.4 million for the three months ended September 30, 2025, a decrease of $1.0 million, or 14.0%. This decrease was primarily due to lower cash balances within our interest-earning bank accounts.
Interest Expense
Interest expense was $9.2 million for the three months ended September 30, 2026 and $13.5 million for the three months ended September 30, 2025, a decrease of $4.3 million, or 31.5%. The decrease was primarily due to our debt refinancing, which reduced the interest rate.

Changes in Fair Value of Financial Instruments
Changes in fair value of financial instruments were $0.0 million for the three months ended September 30, 2026, compared to $(2.1) million for the three months ended September 30, 2025, an increase of $2.1 million, or 100.0%. The increase was primarily due to the absence of financial instruments subject to fair value adjustments during 2026, whereas such instruments were outstanding in 2025 and were subject to fair value changes during the period.
Other Income (Expense), Net
Other income (expense), net was $0.5 million for the three months ended September 30, 2026, compared to $(0.1) million for the three months ended September 30, 2025, an increase of $0.6 million. The increase was primarily due to gains on foreign exchange transactions.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(amounts in thousands)
Molecular profiling services	$725,760	$484,593	$241,167	49.8%
Pharma research and development services	29,483	34,554	(5,071)	(14.7)%
Total revenue	$755,243	$519,147	$236,096	45.5%
Total revenue was $755.2 million for the nine months ended September 30, 2026, compared to $519.1 million for the nine months ended September 30, 2025, an increase of $236.1 million, or 45.5%.
Molecular Profiling Services Revenue
Molecular profiling services revenue increased to $725.8 million for the nine months ended September 30, 2026, from $484.6 million for the nine months ended September 30, 2025, an increase of $241.2 million, or 49.8%. The increase was driven primarily by higher clinical case volume and higher reimbursement, including improved average selling prices resulting from enhanced contracting. Clinical cases increased to approximately 173,500 for the nine months ended September 30, 2026 from approximately 146,700 for the nine months ended September 30, 2025.
Revenue from clinical cases for patients covered by Medicare represented approximately 39.5% and 46.4% of our molecular profiling services revenue for the nine months ended September 30, 2026 and 2025, respectively.
Pharma Research and Development Services Revenue
Pharma research and development services revenue decreased to $29.5 million for the nine months ended September 30, 2026, from $34.6 million for the nine months ended September 30, 2025, a decrease of $5.1 million, or 14.7%. The decrease is a result of the timing of delivery of services under the applicable agreements.
Cost of Services

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(amounts in thousands)
Cost of services - Molecular profiling services	$243,383	$193,195	$50,188	26.0%
Cost of services - Pharma research and development services	$8,630	$7,698	$932	12.1%

Cost of Services - Molecular Profiling Services
Cost of services - Molecular profiling services was $243.4 million for the nine months ended September 30, 2026, compared to $193.2 million for the nine months ended September 30, 2025, an increase of $50.2 million, or 26.0%. The increase was primarily driven by an increase in materials and related testing costs of $38.1 million, an increase in labor costs of $11.5 million, and a $3.3 million increase in utilities, rent, and allocated overhead, offset by a decrease in depreciation expense of $2.8 million.
Cost of Services - Pharma Research and Development Services
Cost of services - Pharma research and development services was $8.6 million for the nine months ended September 30, 2026, compared to $7.7 million for the nine months ended September 30, 2025, an increase of $0.9 million, or 12.1%. The increase was driven primarily by an increase in materials and related testing costs of $0.3 million, and an increase in labor costs of $0.9 million, offset by a decrease in utilities, rent, and allocated overhead of $0.5 million.
Gross Profit
Gross profit, calculated as total revenue less cost of services, was $503.2 million for the nine months ended September 30, 2026, compared to $318.3 million for the nine months ended September 30, 2025, an increase of $185.0 million, or 58.1%, primarily due to the increase in molecular profiling services revenue.
Selling and Marketing Expense

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(amounts in thousands)
Selling and marketing expense	$158,661	$123,355	$35,306	28.6%
Selling and marketing expenses were $158.7 million for the nine months ended September 30, 2026, compared to $123.4 million for the nine months ended September 30, 2025, an increase of $35.3 million, or 28.6%. This increase was primarily due to a $19.8 million increase in personnel costs related to our sales team expansion, a $1.5 million increase in professional services, an $11.8 million increase in marketing expenses, and a $2.0 million increase in software licensing expenses.
General and Administrative Expense

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(amounts in thousands)
General and administrative expense	$195,534	$168,458	$27,076	16.1%
General and administrative expenses were $195.5 million for the nine months ended September 30, 2026, compared to $168.5 million for the nine months ended September 30, 2025, an increase of $27.1 million, or 16.1%. This increase was primarily due to a $14.9 million increase in labor costs and benefits associated with an expansion of personnel, a $5.6 million increase in consulting, audit and legal professional fees, a $6.1 million increase in utilities expenses, a $1.4 million increase in insurance expenses, a $2.2 million increase in rent expenses, a $2.2 million increase in recruiting expenses, a $2.7 million increase in indirect tax expenses, and a $3.6 million increase in software licensing expenses, offset by a $1.2 million decrease in depreciation expense, and an $11.4 million decrease in stock-based compensation, which resulted primarily from the vesting of awards with an IPO-related vesting condition during the nine months ended September 30, 2025.

Research and Development Expense

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(amounts in thousands)
Research and development expense	$97,511	$69,739	$27,772	39.8%
Research and development expenses were $97.5 million for the nine months ended September 30, 2026, compared to $69.7 million for the nine months ended September 30, 2025, an increase of $27.8 million, or 39.8%. The increase was primarily driven by a $7.0 million increase in material and reference testing costs, a $4.7 million increase in depreciation expense, a $3.3 million increase in stock-based compensation, a $10.0 million increase in utilities expenses, a $1.4 million increase in royalty fees, and a $1.2 million increase in labor costs and benefits associated with an expansion of personnel.
Other Expense, Net

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(amounts in thousands)
Interest income	$19,985	$9,482	$10,503	110.8%
Interest expense	(31,286)	(45,497)	14,211	(31.2)%
Changes in fair value of financial instruments	—	(52,285)	52,285	(100.0)%
Other expense, net	(24,607)	(18,447)	(6,160)	33.4%
Total other expense, net	$(35,908)	$(106,747)	$70,839	(66.4)%
Interest Income
Interest income was $20.0 million for the nine months ended September 30, 2026, compared to $9.5 million for the nine months ended September 30, 2025, an increase of $10.5 million, or 110.8%. This increase was primarily due to higher amounts of cash earning interest in our bank accounts.
Interest Expense
Interest expense was $31.3 million for the nine months ended September 30, 2026, compared to $45.5 million for the nine months ended September 30, 2025, a decrease of $14.2 million, or 31.2%. This decrease was primarily due to our debt refinancing, resulting in lower debt interest expense of $8.4 million, and the absence of convertible debt instruments in 2026, resulting in lower interest expense of $5.8 million.
Changes in Fair Value of Financial Instruments
Changes in fair value of financial instruments were $0.0 million for the nine months ended September 30, 2026, compared to $(52.3) million for the nine months ended September 30, 2025, an increase of $52.3 million, or 100.0%. The increase was primarily due to the absence of financial instruments subject to fair value adjustments during 2026, whereas such instruments were outstanding in 2025 prior to our IPO and were subject to fair value changes during the period.
Other Expense, Net
Other expense, net was $24.6 million for the nine months ended September 30, 2026, compared to $18.4 million for the nine months ended September 30, 2025, an increase of $6.2 million, or 33.4%. This increase was primarily due to higher debt extinguishment expenses during the nine months ended September 30, 2026 of $7.3 million. The Company recorded a $25.2 million loss on debt extinguishment for the nine months ended September 30, 2026 associated with the repayment of our 2023 Term Loan, whereas the Company recorded a $17.9 million loss on debt extinguishment for the nine months ended September 30, 2025 associated with the conversion of the 2025 convertible notes at IPO. These expenses were offset by net gains on foreign exchange transactions of $1.1 million.

Liquidity and Capital Resources
Sources of Liquidity
We may incur net losses in the near future, and our expenses will increase as we continue to invest in developing new solutions, expand our organization, and increase our marketing efforts to continue to launch and drive market adoption of our solutions. As of September 30, 2026, we had an accumulated deficit of $2.5 billion.
To date, we have funded our operations principally from the issuance of stock in private financings, issuance of common stock through our IPO, term loan borrowings and convertible debt, and through revenue from molecular profiling and pharma research and development services. As of September 30, 2026, we had cash and cash equivalents of $664.2 million and short-term marketable securities of $102.1 million. We believe our existing cash and cash equivalents, short-term marketable securities, and anticipated cash flows from operations will provide sufficient capital and liquidity to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We may, however, continue to require additional capital to meet our operational needs. See “—Indebtedness” and “—Cash Requirements” below for additional information regarding our cash requirements and various factors that may impact our liquidity and capital resources.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025

	(amounts in thousands)
Net cash provided by operating activities	$39,107	$38,375
Net cash used in investing activities	$(150,004)	$(11,170)
Net cash provided by (used in) financing activities	$(21,845)	$661,590
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2026 was $39.1 million, which was due to net income of $14.1 million and net non-cash charges of $110.7 million, offset by a net change in our operating assets and liabilities of $85.7 million. The net change in our operating assets and liabilities was primarily the result of a $21.2 million increase in accounts receivable, a $78.5 million increase in supplies, and a $5.7 million increase in prepaid expenses and other current assets, offset by a $18.0 million increase in accounts payable, and a $2.1 million increase in accrued expenses and other liabilities. Net non-cash charges primarily consisted of $18.2 million of depreciation and amortization expense, $56.6 million of stock-based compensation expense, $4.3 million of non-cash operating lease expense, $3.2 million in amortization of debt discount costs, a $25.2 million non-cash loss on debt extinguishment associated with the repayment of our 2023 Term Loan, and $3.1 million of other non-cash charges, primarily consisting of $3.1 million of inventory reserves.
Net cash provided by operating activities during the nine months ended September 30, 2025 was $38.4 million, which was due to a net change in our operating assets and liabilities of $26.0 million and net non-cash charges of $162.5 million, offset by a net loss of $150.0 million. The net change in our operating assets and liabilities was primarily the result of a $61.2 million decrease in accounts receivable, offset by an $11.1 million increase in supplies, a $1.2 million decrease in accounts payable, a $4.8 million increase in prepaid expenses and other current assets, and a $17.8 million decrease in accrued expenses and other liabilities. Net non-cash charges primarily consisted of $18.3 million of depreciation and amortization expense, $56.6 million of stock-based compensation expense (including $19.5 million of stock-based compensation expense associated with RSUs that vested upon the IPO), $4.3 million of non-cash operating lease expense, $12.2 million in amortization of debt discount costs, a $52.3 million loss within changes in the fair value of financial instruments associated with our IPO, and a $17.9 million loss on debt extinguishment associated with our IPO.

Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2026 was $150.0 million, which was primarily due to purchases of marketable securities of $102.0 million, and purchases of property and equipment of $49.9 million, offset by sales of marketable securities of $1.9 million.
Net cash used in investing activities during the nine months ended September 30, 2025 was $11.2 million, which was due to purchases of property and equipment of $11.2 million.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2026 was $21.8 million, which was primarily due to repayment of our 2023 Term Loan of $406.3 million, repurchases of our common stock of $31.4 million, payment of taxes withheld from net settlement of exercised stock options and vested RSUs of $5.4 million, and payment of third-party debt issuance costs of $1.1 million, offset by proceeds from the 2026 Term Loan, net of issuance costs, of $393.5 million, proceeds from share purchases under employee stock purchase plan of $2.9 million, and exercises of stock options of $26.1 million.
Net cash provided by financing activities during the nine months ended September 30, 2025 was $661.6 million, which was primarily due to proceeds from the IPO, net of underwriting discounts and commissions, of $528.5 million, offset by the payment of taxes withheld from net settlement of exercised options of $18.2 million, payment of deferred offering costs of $7.7 million, payments from debt modification of $4.0 million, issuance of Series E Preferred Stock, net of issuance costs, of $87.6 million, issuance of Series F Preferred Stock, net of issuance costs, of $33.6 million, issuance of convertible notes, net of issuance costs, of $27.9 million, issuance of warrants of $10.3 million, and exercises of stock options of $3.8 million.
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
We expect that we will continue to require additional capital to fund our operations and to continue to fund investments in the development and marketing of our solutions for the foreseeable future. For the remainder of 2026, we expect to incur increased expenses related to commercial expansion, research and development efforts and increase in pipeline trial activities. We may need or determine to raise additional capital through private or public equity or debt financings, through collaborative or other arrangements with corporate sources, or through other sources of financing. Requirements for additional capital will depend on many factors, including:
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
There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2026 as compared to the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2026, we had cash, cash equivalents, and restricted cash of $667.2 million, and short-term marketable securities of $102.1 million, consisting of interest-bearing money market accounts and U.S. Treasury Notes, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and investments.
Our borrowings under the 2026 Term Loan also subject us to market risk associated with movements in interest rates associated with a forward-looking SOFR. We had $400.0 million in variable rate debt outstanding as of September 30, 2026. A hypothetical 100 basis point adverse movement in the interest rate would increase our annual interest expense by $4.0 million.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2026 due to the previously reported material weakness in our internal control over financial reporting pertaining to a lack of sufficient qualified accounting resources, including those necessary to account for and disclose accounting transactions that require complex calculations or thorough evaluation of the accounting literature.
Notwithstanding the material weakness in our internal control over financial reporting as of September 30, 2026, management believes that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2026, we continued our remediation efforts in connection with the previously identified material weakness. These remediation steps are ongoing and include the following:

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 30, 2026, was as follows (in thousands, except number of shares and per-share amounts):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares remaining that may yet be purchased under the plans or programs (1)
July 1, 2026 - July 31, 2026	—	$—	—
August 1, 2026 - August 31, 2026	514,525	$19.43	514,525
September 1, 2026 - September 30, 2026	—	$—	—
Total	514,525		514,525	$72,098

(1) We maintain a share repurchase program authorized by the Board and announced on June 8, 2026. Under this program, we may repurchase shares from time to time. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions. The share repurchase program may be effected through Rule 10b5-1 under the Securities Exchange Act of 1934, open market purchases or privately negotiated transactions. The program may be suspended or discontinued at any time.

Average price paid per share excludes the 1% excise tax on the net amount of our share repurchases required by the Inflation Reduction Act of 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Disclosure of Trading Arrangements
During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Formation of Caris Life Sciences, Inc.	8-K	001-42706	3.1	June 20, 2025
3.2	Amended and Restated Bylaws of Caris Life Sciences, Inc.	8-K	001-42706	3.1	October 30, 2025
10.1†	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the 2025 Incentive Plan, as amended and restated.					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101.					X
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

CARIS LIFE SCIENCES, INC.
Date: November 04, 2026	By:	/s/ David Dean Halbert
David Dean Halbert
Founder, Chairman, and Chief Executive Officer
(Principal Executive Officer)

Date: November 04, 2026	By:	/s/ Luke Power
Luke Power
Senior Vice President, Chief Financial Officer, and Chief Accounting Officer
(Principal Financial and Accounting Officer)